Form 10-K
period 2025-05-31
AAR CORP
filed 2025-07-22
CIK 1750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2025 or
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
NYSE Texas

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $2,429 million (based upon the closing price of the Common Stock at November 29, 2024 as reported on the New York Stock Exchange).

On June 30, 2025, there were 35,847,589 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2025 Annual Meeting of Stockholders, to be held September 16, 2025, are incorporated by reference in Part III of this report.

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

In fiscal 2025, we continued our efforts to optimize our products and services portfolio to position us for continued strong growth as well as to respond to the industry’s increased demand for aftermarket services. Double-digit sales growth in our new parts Distribution activities was a key contributor to improvements in profitability. Our fiscal 2023 investment in Trax has enabled us to scale to win the business from some of the largest airlines and maintenance, repair and overhaul (“MRO”) providers. We also continued our integration of our fiscal 2024 Product Support acquisition and have realized significant synergies while our broader Component Services activities have benefited from these additional capabilities, expanded global footprint, and higher margin offerings brought through the acquisition.

As part of our portfolio optimization efforts, we divested our Landing Gear Overhaul (“LGO”) business to better focus on our core segments and highest margin offerings. We have made further investments to continue to strengthen our existing businesses, including in digital technologies, to help transform our service delivery and the aviation industry while contributing to improved profitability. In our Airframe MRO activities, digital advancements have driven efficiencies contributing to significant profitability improvement, and we continue to make progress toward additional maintenance capacity through the construction of two Airframe MRO facility expansions, one in Miami, Florida and one in Oklahoma City, Oklahoma.

Consolidated sales in fiscal 2025 increased $461.6 million, or 19.9%, over the prior year primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $338.2 million, or 20.6%, over the prior year primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from our new parts distribution activities. Our consolidated sales to government customers increased $123.4 million, or 18.1%, primarily due to increased sales volume for our new parts distribution activities and increased pallet demand in our Mobility business.

We were also successful in winning new long-term agreements in both the government and commercial markets. In our Parts Supply segment, we were awarded multiple distribution contracts including from Unison, Chromalloy, and Ontic and we extended our exclusive agreement with FTAI Aviation to provide used serviceable material (“USM”) on the CFM56 engine platform through 2030. In the government market, we were awarded two, multi-year contracts from the U.S. Navy to support their P-8A aircraft, advancing our support of commercial derivatives.

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

Business Segments

Parts Supply

Our Parts Supply segment primarily consists of sales and leasing of USM and aftermarket distribution of new, original equipment manufacturers (“OEM”) supplied replacement parts. The Parts Supply segment accounted for approximately 40% of our sales in fiscal 2025. We have established formal distribution relationships with OEM suppliers of aircraft components, which are utilized by aircraft operators and aircraft repair and maintenance operations. We are a leading independent distributor of factory new aircraft parts for the aftermarket. As we continue to enhance our digital solutions, we have developed the online PAARTSsm Store, which facilitates the electronic fulfillment of orders when customers choose this channel.

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

Repair & Engineering

Our Repair & Engineering segment primarily provides airframe maintenance and component repair services. The Repair & Engineering segment accounted for approximately 32% of our sales in fiscal 2025.

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

In fiscal 2025, we sold our LGO business to GA Telesis for net proceeds of $48 million subject to post-closing adjustments for working capital, cash, and debt. We recognized a loss on the divestiture of $71.1 million which included goodwill of $14.6 million.

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

We operate six airframe maintenance facilities and six component repair facilities. Our U.S. airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Rockford, Illinois; and our Canadian airframe maintenance facilities are in Trois Rivières, Quebec and Windsor, Ontario. Our component repair facilities are in Hot Springs, Arkansas; Grand Prairie, Texas; Wellington, Kansas: Chonburi, Thailand; Garden City, New York; and Amsterdam, Netherlands. In conjunction with the integration of the recently acquired Product Support business, we are consolidating our facility footprint which includes closing our Garden City, New York facility. We expect to complete the transition of the facility’s operations to other component repair facilities in fiscal 2026.

We are currently expanding both our Miami and Oklahoma City airframe maintenance facilities to meet growing customer demand. In Miami, we are constructing a 114,000 square foot facility with three bays adjacent to our existing hangar. In Oklahoma City, we are constructing an 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. Both facilities are expected to be complete and operational in the next 12-18 months with the Oklahoma City expansion slightly ahead of schedule, and the Miami expansion slightly behind due to some permitting delays.

In addition to our North American airframe maintenance facilities, we also had an interest in a joint venture that operated an airframe maintenance facility in India. During fiscal 2025, we exited the joint venture and recognized a gain of $2.1 million related to the sale of our interests.

Our business activities in this segment are primarily conducted through AAR Aircraft Services, Inc.; AAR Allen Services, Inc.; AAR International, Inc.; AAR Component Services (Thailand) Ltd.; AAR Component Services – Hot Springs, LLC; and AAR Component Services – Grand Prairie, Inc.

Integrated Solutions

Our Integrated Solutions segment primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines and integrated software solutions including Trax. The Integrated Solutions segment accounted for approximately 25% of our sales in fiscal 2025.

Fleet management and operations of customer-owned aircraft are performed for the U.S. Department of State (“DoS”) under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract which began in fiscal 2018. Our services under the contract include operating and maintaining the global DoS fleet of fixed- and rotary-wing aircraft.

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

Our integrated software solutions are primarily comprised of our Trax software, which we acquired in fiscal 2023. Trax has the first fully cloud-based electronic enterprise resource platform for the MRO industry and also offers a full suite of “paperless” mobility apps that are in process of automating MRO workflows with artificial intelligence. Through Trax, we are a leading provider of maintenance software for airlines, other aircraft operators and MROs. Through its eMRO and eMobility products, Trax provides comprehensive software solutions for aircraft maintenance designed to increase efficiency, improve asset utilization, streamline the information flow among interested parties during the maintenance process and create the required regulatory system of record required by airline and lessor customers.

Our business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; AAR Government Services, Inc.; AAR Aircraft Services, Inc.; AAR International, Inc.; Trax USA CORP.; and AAR Airlift Group, Inc.

Expeditionary Services

The Expeditionary Services segment primarily consists of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations. The Expeditionary Services segment accounted for approximately 3% of our sales in fiscal 2025.

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

Raw Materials and Procurement of Repair and Other Services

Although we generated approximately 60% of our fiscal 2025 sales from the sale of products, we are generally engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. We purchase raw materials for our Expeditionary Services manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

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

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $804.3 million (28.9% of consolidated sales), $681.0 million (29.4% of consolidated sales), and $661.7 million (33.2% of consolidated sales) in fiscal 2025, 2024, and 2023, respectively. Sales to branches, agencies, and departments of the U.S. government and their contractors were $687.6 million (24.7% of consolidated sales), $576.1 million (24.8% of consolidated sales), and $577.0 million (29.0% of consolidated sales) in fiscal 2025, 2024, and 2023, respectively.

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

We have twelve FAA certificated repair stations across the United States, Canada, Asia, and Europe. Of the twelve FAA certificated repair stations, ten are also European Aviation Safety Agency (“EASA”) and three are also Transport Canada Civil Aviation (“TCCA”) certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized maintenance, repair, and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. All of the certificated repair stations are within the Repair & Engineering segment. We believe that we currently possess all licenses and certifications that are material to the conduct of our business.

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

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. The backlog primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services. Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2025 and excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2025, our firm backlog was $537.2 million, and we expect that approximately 75% of this backlog will be recognized as revenue in fiscal 2026, an additional 20% of the firm backlog in fiscal 2027, and the balance thereafter.

Human Capital Resources

As of May 31, 2025, we employed approximately 5,600 employees worldwide, with 4,200 employees in the United States and 1,400 employees outside of the United States. We also retained approximately 500 contract workers as of May 31, 2025, the majority of whom are located at our airframe maintenance facilities. We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate the impact of demand variability with our customers.

Our employees provide the foundation for our ability to achieve our strategic objectives. They are instrumental in driving operational excellence and strong financial performance and maintaining a robust safety, quality and compliance program.

The success and growth of our business depends on our ability to attract, retain, and develop talented and high-performing employees at all levels of our organization. To achieve this objective, our goal is to be the place of choice for people to build an inspiring career. We care about the experience our employees have with us and the impact we collectively have in our community. We are excited that Sharon Purnell has joined AAR as our Chief HR Officer leading our people strategy globally, centered on a purposeful culture, proactive career development, and an inspiring employee experience. We believe this strategy is important because it helps us ensure workforce engagement, retention, and productivity, which enables strong business growth globally. We are proud to be recognized in 2025 as a Certified Great Place to Work, a Military Friendly Employer and one of Newsweek’s America’s Most Responsible Companies.

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

Our corporate Safety and Management System (“SMS”) program provides a single platform for all employees to proactively identify and report hazards, perform risk analysis, mitigate risks, and share best practices. This is complemented via companywide safety videos to encourage proactive reporting and recognize individual team members for focusing on safety and quality.

Competitive Pay and Benefits

We pay our employees competitively and reward our employees for achieving and exceeding objectives focused on creating long-term value for stockholders.

Providing comprehensive, competitive, and affordable benefits is important to our talent attraction and retention strategy. We offer health benefits that include various medical/pharmacy/dental plan options as well as a cost comparison tool to assist employees with their decisions. Health savings accounts for those in a high-deductible health plan and flexible spending accounts for both health care and dependent care are also available to employees. The retirement, investment, and tax savings/deferral opportunities offered to employees include competitive 401k benefits and an Employee Stock Purchase Plan.

Employees are eligible for paid and unpaid leaves, and we offer a variety of other benefits to meet the needs of employees, including an employee assistance program that provides a series of free counseling sessions, educational assistance and adoption assistance. Some AAR facilities also have fitness centers on site for employee use.

Inclusion and Engagement

As reflected in our values, we have a long-standing commitment to embracing a culture of inclusion. AAR’s statement on our Work as one. Be inclusive. Company value reads: Just as unique parts are essential to an aircraft’s ability to fly, unique talent is essential to AAR’s ability to succeed. Our strength is rooted in our commitment to inclusion. We create opportunities through new thoughts and ideas to embrace an ever-changing world. These values empower our people to be a team of producers, innovators, and world class leaders, who are Doing It Right® to better connect the world.

Talent Development

Our continued success depends on a workforce of skilled talent. Attracting people to join us and retaining that workforce requires collaboration across industry, education, and government to develop pathways for future talent. We are proud to lead the way. Our custom-built EAGLE Career Pathway program is helping AAR build the next generation labor force, hire from untapped talent pools, and enable smooth transition from military service. We are also proud to partner with Choose Aerospace, a 501(c)(3) nonprofit, to create a curriculum based on FAA General certification standards. Following a successful pilot program, the curriculum officially launched across six states in 2022 and has expanded to seventeen states and over 1,000 students in the 2024/2025 academic year. AAR developed the first aviation maintenance, Skillbridge, in partnership with Embry-Riddle Aeronautical University. In nine weeks, the program trains and places transitioning military service members and veterans into aviation maintenance technician careers industrywide. This program has expanded to seven military bases and since launching this program in 2019 over 700 service members have graduated. We have elevated our commitment to supporting the future generation of technicians by donating over $2.5 million in aged inventory to airframe and powerplant schools in February 2025.

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

At AAR, our global talent development model aligns with our desire to support a talented and high performing workforce throughout our organization. Annual talent reviews are conducted to provide meaningful and timely feedback and to identify career aspirations and opportunities to grow technical and leadership skills. The development of our talent and creation of Career Pathways is ongoing through Individual Development Plans, assessments, learning and development classes, compliance training, mentorship programs, and cohort style leadership development programs.

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

Information about our Executive Officers

Information concerning each of our executive officers is set forth below:

Name	Age	Present Position with the Company
John M. Holmes	48	Chairman, President, and Chief Executive Officer, Director
Sean M. Gillen	39	Senior Vice President and Chief Financial Officer
Jessica A. Garascia	46	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Chris Jessup	47	Senior Vice President, Chief Commercial Officer
Eric S. Pachapa	52	Vice President, Controller and Chief Accounting Officer

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

Mr. Gillen is Senior Vice President and Chief Financial Officer, having served in that capacity since January 2019. Prior to joining AAR, Mr. Gillen was Vice President and Treasurer of USG Corporation since 2017. Prior to USG Corporation, Mr. Gillen spent nine years in investment banking with Goldman Sachs, most recently as a Vice President in their Global Industrials Group.

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

Mr. Pachapa is Vice President, Controller and Chief Accounting Officer, having served in that capacity since July 2016. Mr. Pachapa previously served as Controller from October 2015 to July 2016 and Senior Director of Accounting and Reporting from April 2014 to October 2015. Prior to joining the Company, Mr. Pachapa was with Glanbia plc from 2011 to 2014, and with Ernst & Young LLP from 1996 to 2011.

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

Our sales to commercial customers, including major airlines and related OEM suppliers, were $1,976.1 million (71.1% of consolidated sales) in fiscal 2025. As a provider of products and services to the commercial aviation industry, we are greatly affected by the overall economic conditions and other trends that affect our customers in that industry, including any decrease in outsourcing by aircraft operators or projected market growth that may not materialize or be sustainable. The commercial aviation industry is historically cyclical and has been negatively affected in the past, and could be negatively affected in future periods, by geopolitical events, ongoing conflicts and wars (including the ongoing Russia-Ukraine conflict and Middle East conflicts), trade wars, the imposition or increase in tariffs or retaliatory countermeasures or changes in trade policies, terrorism, weather-related events, natural disasters, pandemics, disruption to fuel and oil production and supply shortages, high fuel and oil prices, other supply chain disruptions, labor issues and strikes (such as the union work stoppage at Boeing), environmental concerns (including climate change), lack of capital, cost inflation, high interest rates, and weak economic conditions.

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

A reduction in the operating fleet or flight activity of aircraft both in the U.S. and abroad in the past has resulted in, and may again result in, reduced demand for parts support and maintenance activities for the type of aircraft affected, which decreases our operating income. A deteriorating airline environment may also result in our inability to fully collect outstanding accounts receivable, which we experienced during the height of the pandemic in 2020 and 2021.

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

In addition, our business depends on maintaining a sufficient supply of various products to meet our customers’ demands. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. The supply chains for our business could also be disrupted by natural disasters, extreme weather events, pandemics, or other public health threats, governmental actions, and legislative or regulatory changes. For example, during the pandemic, our results of operation were materially and adversely impacted due to a steep decline in the numbers of aircraft flying.

Current geopolitical conditions, including the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental actions related to tariffs or trade agreements or policies (such as those announced or threatened by various countries) could cause significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases, which may adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. and global economy. As a result, any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. If price increases are not sufficient to fully offset impacts, we would expect to experience lower margins. Furthermore, stock market volatility associated with macroeconomic concerns related to tariffs and trade policies has impacted our stock price and may affect our stock price in future periods.

The effect of the current U.S. federal administration’s decisions on trade licensing, such as the denial of or inaction regarding export license applications, could have a material impact on the Company, particularly our distribution and government services businesses. For example, there have been two instances in the current U.S. federal administration where license applications have been placed on hold by the U.S. Department of Commerce. In addition, in May 2025, the Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of commercial aircraft and jet engines, and parts for commercial aircraft and jet engines under Section 232 of the Trade Expansion Act of 1962, as amended. The outcome of this investigation is uncertain, but it could have a material impact on the Company.

Our business, financial condition, results of operations, and growth rates have been and may continue to be adversely affected by these and other events that impact the aviation industry, including those mentioned elsewhere in this report and the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;
●	retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;
●	reductions in demand for used aircraft and engines;
●	increased in-house maintenance by airlines;
●	lack of parts in the marketplace;
●	changes in world trade policies and tariffs;
●	government-to-government relations;
●	acts of terrorism;
●	economic sanctions, including retaliatory measures;
●	inflationary pressures and conditions;
●	political, social and economic instability and disruptions;
●	climate change, environmental catastrophes and government regulations implemented to address them;

●	environmental and safety-related constraints imposed upon aircraft operations, including airline operators choosing not to outsource MRO services to third-party providers due to safety oversight concerns;
●	technological changes;
●	cost of labor shortages and other changes in labor conditions;
●	future outbreaks of infectious diseases; and
●	acts of God.

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

Our sales to branches, agencies and departments of the U.S. government and their contractors were $687.6 million (24.7% of consolidated sales) in fiscal 2025 compared to $576.1 million (24.8% of consolidated sales) in fiscal 2024 (See Note 17 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoD aircraft sustainment, mobility systems, and DoS flight operations and are, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and their contractors are typically agreements to provide products and services at a fixed price or in some cases, under cost reimbursable terms. These contracts typically have a base term of one year, and frequently are subject to extension for one or more additional periods of one year at the option of the government customer.

Sales to agencies of the U.S. government and their contractors are subject to a number of factors, including the level of troop and personnel deployment worldwide, competitive bidding, U.S. government funding, diplomatic priorities, requirements generated by world events, and budgetary constraints. For example, in conjunction with the U.S. exit from Afghanistan in fiscal 2022, we concluded our activities in Afghanistan under our DoS and DoD contracts. U.S. government programs are subject to annual congressional budget authorization and appropriation processes. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues, sequestration, and related legislation, including the statutory limit on the amount of permissible federal debt. These issues could negatively affect the timely collection of our U.S. government invoices.

In addition, there continues to be uncertainty with respect to program-level appropriations for the DoS, DoD, and other government agencies in the overall budgetary framework described above. For example, the prioritization of development programs could come at the expense of the sustainment of existing platforms. While we would expect to compete and be well-positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. Uncertainty remains regarding how defense budgets in the current fiscal year and beyond will affect these programs.

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

In addition, budgets for U.S. government programs could be negatively impacted by possible policy changes on defense spending, spending priorities outside defense, reduction in military presence overseas and general pressure to reduce DoD and DoS spending. For example, in April 2025, the White House’s Office of Management and Budget proposed to reduce the DoS’s budget by nearly 50%, closing a number of overseas diplomatic missions, and reducing diplomatic staff, which has negatively impacted the available funding for our DoS contracts by $70 million in annual revenue for those contracts. Additional reductions in DoD or DoS budgets and spending could result in further reductions in the amount of our products and services furnished to the U.S. government. In addition, staff reductions and other operational disruptions in the government agencies could result in payment delays, impair our ability to perform work on existing contracts, negatively impact future orders, cause other disruptions or delays or otherwise impact our operations.

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

We currently perform airframe repair and engineering activities at several of our leased and owned airframe maintenance facilities. Our maintenance facilities could become unavailable either temporarily or permanently due to our inability to extend our leases on commercially reasonable terms, labor disruptions at any of our facilities, or other circumstances that may be beyond our control, such as geopolitical developments or logistical complications arising from catastrophic and weather-related events. For leased facilities, timely renewal of leases, and risk mitigation from the sale of leased facilities, is required to avoid any business interruption. There is risk associated with negotiating extensions of leases with terms that are, in the long-term, amenable to us. We must also manage any permitting delays that may arise in connection with the expansion of our facility in Miami, Florida and any other issues that may arise in connection with the construction process for both the Miami, Florida and Oklahoma City, Oklahoma facility expansions.

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

If any of these events were to occur at or around any of our facilities, this could result in potential damage to physical assets and we may be unable to shift work to other facilities or to make up for lost work, which could result in a prolonged interruption of our business, significant delays in shipments of products, the loss of sales and customers, and large expenses to repair or replace the facility or facilities. We may not have insurance to adequately compensate us for any of these events. If insurance or other risk transfer mechanisms, such as existing disaster recovery and business continuity plans, are insufficient to recover all costs, we could experience a material adverse effect on our business, financial condition and results of operations.

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

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. We face competition for management and qualified technical personnel from other companies and organizations. Furthermore, we have a collective bargaining agreement covering approximately 200 employees in our Expeditionary Services segment (approximately 4% of our total workforce).

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

Employees in certain locations have shown increased interest in unionization. If a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our flexibility and disrupt our business. Additionally, our responses to any union organizing efforts could negatively impact how we are perceived and have adverse effects on our business, including on our financial results. These responses could also expose us to legal risk, causing us to incur costs to defend legal and regulatory actions, potential penalties and restrictions or reputational harm. Recent labor activity in the aviation industry, including union strikes and extended labor negotiations, may have an adverse impact on our efforts and may result in work stoppages or slowdowns, or increased labor costs.

We operate in highly competitive markets, and competitive pressures may adversely affect us.

The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing maintenance, repair and overhaul services, and other aircraft spare parts distributors and redistributors. Market competition for opportunities to acquire aviation assets includes traditional transportation companies, commercial and investment banks, as well as a growing number of non - traditional participants, such as hedge funds, private equity funds and other private investors. Some of our competitors have substantially greater financial and other resources than we have, and others may price their products and services below our selling prices. Some of our OEM competitors have greater name recognition than us or our subsidiaries, as well as complementary lines of business and financial, marketing and other resources that we do not have. In addition, some of our competitors, including OEMs, aircraft maintenance providers, leasing companies and U.S. FAA certificated repair facilities, may attempt to bundle their services and product offerings in the supply industry for customers, thereby significantly increasing industry competition. We compete with major commercial airlines, many of which operate their own maintenance, repair and overhaul operations. Our smaller competitors may be able to offer more attractive pricing as a result of lower labor costs or other factors. These competitive markets also create pressure on our ability to retain and fill skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing, and effective quality assurance programs.

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

We market our products and services globally, with approximately 34.2% of our consolidated sales in fiscal 2025 derived from sales to foreign customers (See Note 17 of Notes to Consolidated Financial Statements). In addition, we maintain offices and facilities in several foreign countries. In connection with our acquisition of the Product Support business from Triumph Group, we acquired an entity and operating facility in Thailand. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. We also make capital investments in and enter into joint ventures with foreign entities from time to time. Consequently, we are subject to a variety of risks that are specific to international operations and investments, including the following:

●	military conflicts, civil strife, and political risks;
●	geopolitical unrest, war, terrorism and other acts of violence;
●	volatility in foreign political, regulatory and economic environments;
●	ability to obtain required export licenses or approvals;

●	export regulations that could erode profit margins or restrict exports, including the transfer of technical data;
●	export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the United Kingdom, the European Union and others;
●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the United Kingdom Bribery Act 2010, and other anti-bribery and anti-corruption laws (see Note 18 of Notes to Consolidated Financial Statements for information about certain pending proceedings);
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad;
●	difficulty staffing and managing widespread operations;
●	uncertainty of the ability of foreign customers to finance purchases;
●	uncertainties and restrictions concerning the availability of funding credit or guarantees;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	imposition of import and export duties, tariffs, value added taxes, withholding taxes or other taxes on our foreign income;
●	fluctuations in currency exchange rates, which may affect demand for our products and services and may adversely affect our profitability in U.S. dollars;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations;
●	changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs, and embargoes (as detailed in the first risk factor in this section);
●	difficulty enforcing agreements and managing litigation risk in certain legal systems outside the U.S.; and
●	inability to obtain, maintain or enforce intellectual property rights.

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

Acquisitions, which are a part of our business strategy, expose us to risks, including the risk that we may be unable to achieve the anticipated benefits from the acquired businesses.

A key element of our business strategy has been growth through the acquisition of additional businesses. We have experienced growth through strategic acquisitions in recent periods and intend to continue to pursue growth, through both acquisitions and organic expansion of products and services. We continue to have discussions with third parties regarding potential acquisitions on a regular basis. We are focused on acquiring complementary businesses that add new products, customers, and/or capabilities as well as new geographic and/or operational competitive advantages in both new and existing markets within our core competencies.

Our acquisition strategy is affected by, and poses a number of challenges and risks as a result of certain factors, including the availability of suitable acquisition candidates, incurrence of expenses, availability of capital, the cost of capital, compliance with debt covenants, consummation of acquisitions on satisfactory terms, obtaining applicable domestic and/or foreign governmental approvals such as antitrust and foreign investment related authorizations, difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible assets, the effects of potential impairments of any acquired intangible assets and/or goodwill, and the potential loss of key employees of the acquired business. For example, we recognized impairment losses for a portion of the goodwill related to the acquisition of the Product Support business in conjunction with the allocation of goodwill in the Repair & Engineering reporting unit upon the decision to divest the LGO business.

In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business. Our growth to date has placed, and could continue to place, significant demands on our administrative, operational and financial resources. For any businesses we acquire, we may not be able to execute our operational, financial, or integration plans for the acquired businesses, which could adversely affect our results of operations and financial condition. In addition, we may not be able to manage our growth successfully, which could have a material adverse effect on our overall business, financial condition and results of operations.

Circumstances associated with divestitures could adversely affect our results of operations and financial condition.

We periodically divest or seek to divest certain businesses and investments, including those that are no longer a part of our ongoing strategic plan, such as the recent divestiture of our LGO business in the fourth quarter of fiscal 2025, which adversely affected our fiscal 2025 results of operations and financial condition. Any future decisions to divest or discontinue assets, businesses, products or services may again result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on our results of operations and financial condition. In addition, sometimes we encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms in a timely manner. Some prospective buyers may have difficulty obtaining financing. Divestitures require a significant investment of time and resources, and may disrupt our business and distract management from other responsibilities. In addition, divestitures tend to involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or otherwise result in continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which adversely affects our financial results. We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing assets, businesses, products or services, which could have a material adverse effect on our business, results of operations and financial condition.

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

If we acquire a high concentration of a particular model of engines and related parts, our business and financial results could be adversely affected by sector-specific or asset-specific factors. If the market demand for such engines and related parts declines, it is redesigned or replaced by its manufacturer or it experiences design or technical problems, the value and rates relating to such assets may decline, and we may be unable to lease or sell such engines or related parts on favorable terms, if at all. Any decrease in the value and rates of our assets may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Technology and Intellectual Property

Our business could be negatively affected by cyber or other security threats or other disruptions.

Our business depends heavily on information technology and computerized systems to communicate and operate effectively. We store sensitive data including proprietary business information, intellectual property and confidential employee or other personal data on our servers and databases. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats or cyber incidents, ransomware attacks, employee error or malfeasance, terrorist acts, natural disasters, power or telecommunications failures, political or social unrest, pandemics or other public health issues, or other causes. These threats arise in some cases as a result of our role as a defense contractor. Our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we have incurred and expect to continue to incur additional cost to comply with such demands.

We have faced and expect to continue to face cyber security threats. Such threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information (including that of our customers, suppliers, subcontractors and joint venture partners), business e-mail compromises, ransomware attacks, and other electronic security incidents, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. We have employees working remotely at times, which heightens the risk of these potential vulnerabilities. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and produce advanced cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

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

The aviation industry is constantly undergoing development and change, and new products, equipment, and methods of repair and overhaul services are introduced on an ongoing basis. In order to keep pace with technological and other developments in our industry, we sometimes need to expend significant capital to develop information technology solutions, purchase new equipment, train our employees in the new methods of service, or implement new processes to increase both efficiency and capacity. Not all projects may be implemented as anticipated as a result of various factors, including ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, and our ability to accurately estimate costs and timing associated with such projects. In addition, we are exploring implementing artificial intelligence strategies for our products and services, which may be costly or ineffective, introduce errors, cause loss of intellectual property, and raise complex regulatory compliance and other business and legal issues. If projects do not achieve anticipated increases in efficiency or capacity, our returns on these capital expenditures may be lower than expected. Failure to react timely to industry trends and manage our offerings and innovation activities responsively could decrease the competitiveness of our services, harm our reputation, and negatively impact our ability to compete and attract top talent.

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

Risks Related to Financial Matters

Our debt exposes us to certain risks.

As of May 31, 2025, we had $977.0 million of total debt outstanding. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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

In 2021, we announced a stock repurchase program with authorization to repurchase up to $150 million of our common stock, of which $107.5 million has been repurchased under the program as of May 31, 2025. There is no guarantee as to the exact number of shares or value that will be repurchased under the stock repurchase program and we may discontinue purchases at any time. Whether we make any further repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant. We expect to fund any repurchases under our stock repurchase program through cash on hand or borrowings under our Amended Revolving Credit Facility, which may impact our ability to pursue potential strategic opportunities. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness and there can be no assurance that any stock repurchases will enhance stockholder value.

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

We must comply with laws and regulations relating to the formation, administration, and performance of government contracts. In the U.S., these laws and regulations include the Federal Acquisition Regulations (“FAR”), Defense Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards, and laws, regulations, and orders restricting the use and dissemination of classified information under the U.S. export control laws and the export of certain products and technical information and safeguarding of contractor information systems. Substantive policy and enforcement priorities related to government contracts are changing very quickly and sometimes ambiguously, adding to the risk. For example, FAR is currently under a comprehensive review and re-write, which may impact our business and overall risk once implemented.

In addition, we are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under government contracts. U.S. government agencies routinely audit government contractors, including the Company, to review performance under contracts, cost structure, compliance with applicable contracting and procurement laws, regulations, and standards, and compliance with applicable cybersecurity requirements, as well as the adequacy of and compliance with internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be misclassified or inaccurately allocated to a specific contract are not reimbursable, and to the extent already reimbursed, must be refunded. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business.

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

We have been subject to government investigation that has resulted in the payment of penalties and has required our compliance with the terms of agreements with government agencies. If other government inquiries or investigations uncover improper or illegal activities, we have been and, if government inquiries or investigations uncover allegedly improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations.

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

The U.S. Department of Commerce (the “Commerce Department”) and the U.S. Department of State regulate the export, re-export and re-transfer of U.S. controlled goods and technologies. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of aircraft, engines, engine parts and components, and airframes and accessory parts and components to foreign entities. The Commerce Department and the U.S. Department of State may, in certain cases, require us to obtain authorization for the export, re-export or re-transfer within foreign countries of certain items. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of aircraft, engines, engine parts and components, and airframe and accessory parts and components into the United States. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The EAR restricts the export of dual-use products and technical data to certain countries, while the ITAR restricts the export of defense products, technical data and defense services. The U.S. Government agencies responsible for administering the EAR and the ITAR have significant discretion in the interpretation and enforcement of these regulations. We cannot provide services to certain countries subject to United States trade sanctions or restrictions unless we first obtain the necessary authorizations from the applicable regulatory agency.

We are prohibited from doing business with entities designated by OFAC on its “Specially Designated Nationals List,” and must monitor our operations and existing and potential lessees and other counterparties for compliance with OFAC’s rules. Similarly, sanctions or prohibitions issued by the United Nations, the United States government, the European Union or other governments could prohibit or restrict us from doing business in certain countries, or with certain customers or persons, and we must monitor our operations and existing and potential customers and other counterparties for compliance with such sanctions. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the United Kingdom Bribery Act 2010, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and certain of our customers operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities have subjected us and could again potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. We cannot ensure that we will prevent all misconduct and violations of applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials and commercial bribery, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy, that may be committed by our employees, agents, subcontractors, suppliers, business partners, or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally.

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

Our Chief Information Security Officer (“CISO”) partners with management in internal functions, such as finance, legal, and internal audit, in overseeing information security risks, as well as third-party consultants who perform risk-based assessments with recommendations for designing, implementing, executing, monitoring, and improving our cybersecurity risk management program and strategies, which helps align our programs and strategies with our business and operational objectives. Results of third-party assessments are shared with the Audit Committee and the Board of Directors.

Governance

To facilitate the prevention, detection and timely response to information security threats, we have a dedicated CISO whose team is responsible for managing our information security strategy, policies, standards, and processes. The information security team provides security monitoring and response and provides regular reports to the CISO to inform about and monitor the prevention, detection, mitigation and remediation of cybersecurity risks. The CISO, who also serves as our data protection officer, reports directly to our Chief Digital & Technology Officer (“CDTO”), who reports directly to our Chairman, President and Chief Executive Officer.

Our CISO and CDTO have extensive experience and expertise in developing, implementing, and operating security policies and procedures covering our network and critical data. Our CISO has 35 years of experience in information technology systems and is a 25-year military veteran of the U.S. Navy and Navy Reserves with a Top Secret/Sensitive Compartmented Information (TS/SCI) U.S. security clearance and multiple combat deployments in information warfare. Additionally, our CISO holds several certifications, including, among others, the following security certifications: Certified Information Systems Security Professional (CISSP), Certified Ethical Hacker (CEH), Certified Network Defense Analyst (CNDA), Disaster Recovery Institute International (DRII), and CompTIA – Network+ and Security+. Our CDTO has over 25 years of leadership experience across all aspects of technology-enabled digital transformations, including leading multiple transformations at a major airline prior to his role at AAR. He previously advised companies across multiple industries in collaboratively developing and executing their digital and technology roadmaps as a consultant at a major firm.

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

In our Repair & Engineering segment, our airframe maintenance repair services are conducted at U.S. facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; and Rockford, Illinois and at Canadian facilities leased by us in Trois Rivieres, Quebec and Windsor, Ontario. Our component repair services are primarily conducted at owned facilities in Hot Springs, Arkansas; Grand Prairie, Texas; Wellington, Kansas; Chonburi, Thailand; and Amsterdam, Netherlands.

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

ITEM 3.LEGAL PROCEEDINGS

Note 18 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2025 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. The information in Note 18 is incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 18 to our Consolidated Financial Statements for the year ended May 31, 2025 contained in this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “AIR.” On June 30, 2025, there were approximately 600 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock since May 31, 2020 to the Standard and Poor’s (“S&P”) 500 Index and the Proxy Peer Group:

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	5/31/20	5/31/21	5/31/22	5/31/23	5/31/24	5/31/25
AAR CORP	100	206.99	239.07	248.44	351.96	304.46
S&P 500 Index	100	140.32	139.90	143.99	184.57	209.53
Peer Group	100	160.81	145.61	159.84	229.11	278.70

The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company’s Fiscal 2025 Proxy Peer Group companies are listed as follows:

Air Lease Corporation *	MSC Industrial Direct Co., Inc.
Applied Industrial Technologies, Inc.	Spirit AeroSystems Holdings, Inc.
Barnes Group Inc.	The Timken Company
Crane Co.	TriMas Corporation
Curtiss-Wright Corporation	Triumph Group, Inc.
Ducommun Incorporated	V2X, Inc. *
Heico Corporation	VSE Corporation *
Hexcel Corporation	Woodward, Inc.
Moog Inc.

* New peer group companies added for fiscal 2025 due to their business and financial comparability to the Company.

We removed Kaman Corporation and Aerojet Rocketdyne Holdings, Inc. from our prior year peer group as each company has been acquired.

The Company annually revisits the composition of the peer group to ensure that the Company’s performance is measured against those of comparably sized and situated companies. The mix of the Company’s commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Dividends

We did not declare any dividends in fiscal 2023, 2024, or 2025. The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and strategy and any future government restrictions.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made during the three months ended May 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs (1)	or Programs (1)
3/1/2025 – 3/31/2025	—	$—	—	$52,544,833
4/1/2025 – 4/30/2025	192,532	52.37	192,532	42,462,495
5/1/2025 – 5/31/2025	—	—	—	42,462,495
Total	192,532	$52.37	192,532

(1) On December 21, 2021, our Board of Directors announced it had authorized a renewal of our stock repurchase program providing for the repurchase of up to $150 million of our common stock, with no expiration date.

ITEM 6.	(Reserved)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K. For a discussion of the comparison of fiscal 2024 and 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2024 (filed July 19, 2024).

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

General Overview

We report our activities in four business segments:

●	Parts Supply, primarily consisting of our sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components and distribution of new parts (“Distribution”);
●	Repair & Engineering, primarily consisting of our maintenance, repair, and overhaul (“MRO”) services across airframes (“Airframe MRO”) and components (“Component Services”);
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.

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

Parts Supply

Our Parts Supply segment primarily consists of sales and leasing of USM and aftermarket distribution of new, original equipment manufacturer (“OEM”)-supplied replacement parts.

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

Repair & Engineering

Our Airframe MRO services are primarily comprised of major airframe inspection, maintenance, repair, and overhaul services, painting services, line maintenance, airframe modifications, structural repairs, avionics service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. Component Services are primarily comprised of MRO services for structural components, engine and airframe accessories, and interior refurbishment.

In fiscal 2025, we sold our Landing Gear Overhaul (“LGO”) business to GA Telesis for net proceeds of $48 million subject to post-closing adjustments for working capital, cash, and debt. We recognized a loss on the divestiture of $71.1 million which included goodwill of $14.6 million.

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

Our integrated software solutions are primarily comprised of our Trax software which we acquired in fiscal 2023. Trax has the first fully cloud-based electronic enterprise resource platform for the MRO industry and also offers a full suite of “paperless” mobility apps that are in process of automating MRO workflows with artificial intelligence.

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

Business Trends and Outlook

In fiscal 2025, we continued our efforts to optimize our products and services portfolio to position us for continued strong growth as well as to respond to the industry’s increased demand for aftermarket services. Double-digit sales growth in our new parts Distribution activities was a key contributor to improvements in profitability. Our fiscal 2023 investment in Trax has enabled us to scale to win the business from some of the largest airlines and maintenance, repair and overhaul (“MRO”) providers. We also continued our integration of our fiscal 2024 Product Support acquisition and have realized significant synergies while our broader Component Services activities have benefited from these additional capabilities, expanded global footprint, and higher margin offerings brought through the acquisition.

As part of our portfolio optimization efforts, we divested our LGO business to better focus on our core segments and highest margin offerings. We have made further investments to continue to strengthen our existing businesses, including in digital technologies, to help transform our service delivery and the aviation industry while contributing to improved profitability. In our Airframe MRO activities, digital advancements have driven efficiencies contributing to significant profitability improvement, and we continue to make progress toward additional maintenance capacity through the construction of two Airframe MRO facility expansions, one in Miami, Florida and one in Oklahoma City, Oklahoma.

We were also successful in winning new long-term agreements in both the government and commercial markets. In our Parts Supply segment, we were awarded multiple distribution contracts including from Unison, Chromalloy, and Ontic and we extended our exclusive agreement with FTAI Aviation to provide used serviceable material (“USM”) on the CFM56 engine platform through 2030. In the government market, we were awarded two, multi-year contracts from the U.S. Navy to support their P-8A aircraft, advancing our support of commercial derivatives.

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

Discussion of Results of Operations

	Year Ended May 31,
	2025	2024	% Change
Sales:
Commercial	$1,976.1	$1,637.9	20.6%
Government and defense	804.4	681.0	18.1%
	$2,780.5	$2,318.9	19.9%

Gross Profit:
Commercial	$391.6	$322.8	21.3%
Government and defense	136.1	119.5	13.9%
	$527.7	$442.3	19.3%

Gross Profit Margin:
Commercial	19.8%	19.7%
Government and defense	16.9%	17.5%
Consolidated	19.0%	19.1%

Consolidated sales in fiscal 2025 increased $461.6 million, or 19.9%, over the prior year primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $338.2 million, or 20.6%, over the prior year primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 and strong demand and volume growth in our Parts Supply segment from our new parts distribution activities. Our consolidated sales to government customers increased $123.4 million, or 18.1%, primarily due to increased sales volume for our new parts distribution activities and increased pallet demand in our Mobility business.

Consolidated cost of sales increased $376.2 million, or 20.0%, over the prior year which was largely in line with the consolidated sales increase of 19.9% discussed above.

Consolidated gross profit in fiscal 2025 increased $85.4 million, or 19.3%, over the prior year. Gross profit on sales to commercial customers increased $68.8 million, or 21.3%, over the prior year primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024. Gross profit margin on sales to commercial customers increased slightly to 19.8% from 19.7% in the prior year primarily due to the acquisition of the Product Support business as its margins are accretive to our historical margins.

Gross profit on sales to government customers increased $16.6 million, or 13.9%, over the prior year primarily due to strong demand and volume growth across our new parts distribution activities. Gross profit margin on sales to government customers decreased to 16.9% from 17.5% primarily due to lower margins from inefficiencies related to the shutdown of our Garden City, New York component services facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $35.5 million, or 11.4%, over the prior year primarily due to increased costs of $54.8 million related to the previously disclosed FCPA investigation and settlement. This increase was partially offset by lower amortization and acquisition-related expenses of $18.2 million related to the Trax and Product Support business acquisitions.

As a percent of sales, selling, general and administrative expenses decreased to 12.5% from 13.5% in the prior year primarily due to the operating leverage from a full year of sales from the Product Support acquisition.

Operating Income

Operating income in fiscal 2025 increased $56.0 million, or 43.3%, over the prior year primarily due to the factors discussed above.

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

Interest Expense

Interest expense in fiscal 2025 increased $32.2 million primarily reflecting the impact of higher average borrowings used to fund investments in the business, including our acquisition of Product Support businesses in the fourth quarter of fiscal 2024. This increase was partially offset by $6.1 million of bridge financing facility expenses in fiscal 2024 related to our acquisition of the Product Support business. Our average borrowing rate was 6.54% in fiscal 2025 compared to 6.69% in the prior year.

Income Taxes

In fiscal 2025, our effective income tax rate was 67.9% as the majority of the FCPA settlement charge was nondeductible for income tax purposes resulting in no income tax benefit. In fiscal 2024, our effective income tax rate was 20.6% which reflected the recognition of a deferred tax benefit in conjunction with the pension settlement in the first quarter of fiscal 2024.

Operating Segment Results of Operations

Parts Supply Segment

	Year Ended May 31,
	2025	2024	% Change
Third-party sales	$1,099.6	$967.0	13.7%
Operating income	156.8	109.8	42.8%
Operating margin	14.3%	11.4%

Sales in the Parts Supply segment in fiscal 2025 increased $132.6 million, or 13.7%, over the prior year period primarily due to a $129.9 million increase in sales in our new parts distribution activities from increased demand and growth from new and expanded distribution agreements.

Sales for our USM activities increased $2.7 million as a result of increased demand for whole assets as those sales increased $13.1 million over the prior year.

Operating income in the Parts Supply segment increased $47.0 million, or 42.8%, over the prior year, primarily due to increased sales volumes across our new parts distribution activities. In addition, an $11.2 million Russian legal liability was de-recognized in fiscal 2025 as a result of the Russian Court’s ruling which reversed the previous judgment against us. We also recognized a gain of $6.5 million in fiscal 2025 as a result of an insurance recovery related to an aircraft which was on lease to a customer and was damaged beyond repair in Haiti. The aircraft was originally acquired in the third quarter of fiscal 2024 and was expected to be sold in fiscal 2025. The insured value for the aircraft approximated its fair value and the insurance proceeds were recognized within Cost of sales.

Repair & Engineering Segment

	Year Ended May 31,
	2025	2024	% Change
Third-party sales	$884.9	$640.1	38.2%
Operating income	81.2	52.5	54.7%
Operating margin	9.2%	8.2%

Sales in the Repair & Engineering segment in fiscal 2025 increased $244.8 million, or 38.2%, over the prior year primarily due to the acquisition of the Product Support business in the fourth quarter of fiscal 2024 which contributed incremental sales of $232.7 million in fiscal 2025. In addition, sales increased $39.0 million at our Airframe MRO facilities. These increases were partially offset by lower sales volume of $8.6 million due to the sale of our LGO business in the fourth quarter of fiscal 2025.

Operating income in the Repair & Engineering segment increased $28.7 million, or 54.7%, over the prior year primarily due to the Product Support acquisition. Operating margin increased to 9.2% from 8.2% in the prior year, reflecting the favorability of the higher margin Product Support business.

Integrated Solutions Segment

	Year Ended May 31,
	2025	2024	% Change
Third-party sales	$695.3	$641.9	8.3%
Operating income	36.4	23.9	52.3%
Operating margin	5.2%	3.7%

Sales in the Integrated Solutions segment in fiscal 2025 increased $53.4 million, or 8.3%, over the prior year primarily due to higher commercial program activity with increased sales of $36.5 million. This increase included our sale of certain rotable assets for $18.7 million to a former, long-term power-by-the-hour customer in conjunction with the contract’s termination.

In fiscal 2025, we recognized net unfavorable cumulative catch-up adjustments of $(2.8) million compared to net favorable cumulative catch-up adjustments of $3.0 million in the prior year. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services as well as certain long-term government programs.

Operating income in the Integrated Solutions segment increased $12.5 million, or 52.3%, over the prior year with the operating margin increasing to 5.2% from 3.7% in the prior year. These increases were primarily due to lower amortization and acquisition-related expenses of $5.3 million for Trax and improved profitability from the mix of products and services across our government programs.

Expeditionary Services Segment

	Year Ended May 31,
	2025	2024	% Change
Third-party sales	$100.7	$69.9	44.1%
Operating income	10.1	3.5	188.6%
Operating margin	10.0%	5.0%

Sales in the Expeditionary Services segment in fiscal 2025 increased $30.8 million, or 44.1%, over the prior year primarily due to higher sales volumes for pallets. In addition, we recognized sales of $13.5 million reflecting the estimated recovery on our incurred costs for the Next Generation Pallet contract that was terminated for convenience by the customer.

Operating income in the Expeditionary Services segment increased $6.6 million, or 188.6%, over the prior year with the operating margin increasing to 10.0% from 5.0% in the prior year. These increases are primarily due to the higher sales volumes for pallets.

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

At May 31, 2025, our liquidity and capital resources included working capital of $955.9 million inclusive of cash of $96.5 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

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

At May 31, 2025, borrowings outstanding under the Amended Revolving Credit Facility were $427.0 million and there were approximately $7.9 million of outstanding letters of credit, which reduced the availability under this facility to $390.1 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of May 31, 2025, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including outstanding letters of credit of $0.1 million and foreign lines of credit of $9.8 million.

On March 1, 2024, we issued $550.0 million aggregate principal amount of 6.75% Senior Notes due 2029 (the “Notes”) to fund a portion of the purchase price for the acquisition of the Product Support business. The Notes bear interest at a rate of 6.75% per year, payable semiannually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2024. The Notes mature on March 15, 2029.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At May 31, 2025, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet. At May 31, 2025, we have utilized $13.9 million which reduced the availability under the Purchase Agreement to $136.1 million.

Customer Matters

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets and we sold the assets to the customer in the fourth quarter of fiscal 2025 for $18.7 million.

We expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Consolidated Balance Sheet as of May 31, 2025 included accounts receivable of $29.4 million, including $7.5 million past due, and contract assets of $1.4 million related to this customer.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. During fiscal 2025, we repurchased 0.2 million shares for an aggregate purchase price of $10.1 million. During fiscal 2024, we repurchased 0.1 million shares for an aggregate purchase price of $5.1 million. During fiscal 2023, we repurchased 1.2 million shares for an aggregate purchase price of $50.1 million. Since inception of the renewal authorization, we have repurchased 2.4 million shares for an aggregate purchase price of $107.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $36.1 million in fiscal 2025 compared to $43.6 million in the prior year. The decrease in cash provided from the prior year of $7.5 million was primarily attributable to working capital changes, including the timing of customer collections in accounts receivable partially offset by higher amounts of accounts payable and accrued liabilities primarily due to timing of vendor payments.

Cash Flows from Investing Activities

Net cash provided by investing activities was $10.7 million in fiscal 2025 compared to a use of cash of $758.5 million in the prior year. The increase in cash provided by investing activities over the prior year’s use of cash was $769.2 million which was primarily related to the acquisition of the Product Support business in fiscal 2024 compared to the sale of the LGO business in fiscal 2025.

Cash Flows from Financing Activities

Net cash used in financing activities was $33.7 million in fiscal 2025 compared to cash provided by financing activities of $729.2 million in the prior year. The decrease in cash provided by financing activities from the prior year of $762.9 million was primarily related to debt financing to fund the acquisition of the Product Support business in fiscal 2024.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2025 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2026	2027	2028	2029	2030	2030
On Balance Sheet:
Credit Agreement borrowings	$427.0	$—	$—	$427.0	$—	$—	$—
Credit Agreement interest[1]	69.6	27.4	27.4	14.8	—	—	—
6.75% Senior Notes	550.0	—	—	—	550.0	—	—
6.75% Senior Notes interest	140.7	37.1	37.1	37.1	29.4	—	—
Facilities and equipment operating leases	150.1	15.3	11.9	10.6	9.8	6.7	95.8

Off Balance Sheet:
Purchase obligations[2]	845.7	657.1	156.9	26.7	2.4	2.6	—

Notes:

1	Interest was determined using the interest rates in effect on May 31, 2025.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2025 was $7.9 million.

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

In fiscal 2025, 2024, and 2023, we utilized the qualitative assessment approach for our annual review of goodwill impairment for each of our reporting units. Under this approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets. We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

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

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. We manage interest costs by using a mix of fixed - and floating - rate debt. A 10 percent increase to the average interest rate across our floating - rate debt obligations would have reduced our pre - tax income by $3.5 million during fiscal 2025.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or results during fiscal 2025.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2025 was $809.2 million. The Company records inventory within certain components of the Parts Supply and Repair & Engineering segments at the lower of cost or net realizable value. The write-down of slow-moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

We identified the assessment of the write-down of inventories for a portion of the inventory within the Parts Supply and Repair & Engineering segments as a critical audit matter. The primary inputs and assumptions used in determining the write-down of slow-moving inventory include the historical recovery rates, which are based on the number of days transpiring from the date the inventory was originally received, the historical sales of inventory, and the identification of specific inventories associated with aircraft with declining usage trends. The assessment of these inputs required a higher degree of subjective auditor judgment in evaluating the future customer demand for slow-moving inventory.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory process, including controls over the Company’s evaluation of the impact on the estimate of net realizable value based on 1) the number of days transpiring from the date the inventory was originally received, 2) historical sales of inventory, and 3) specific inventories associated with aircraft with declining usage trends. We also tested relevant information technology application controls over the determination of the number of days transpiring from the date the inventory was originally received. We evaluated the write-down to determine that it was recorded using the Company’s policy based on the number of days transpiring from the date the inventory was originally received and the recovery rates of existing inventory based on historical sales. We also assessed that the recovery rates applied to slow-moving inventory were consistent with historical sales of these inventory items. We assessed the identification of specific inventory with declining usage trends by evaluating external industry information.

/s/ KPMG LLP

We have served as the Company’s auditor since 1985.

Chicago, Illinois
July 21, 2025

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2025	2024	2023

	(In millions, except per share data)
Sales:
Sales from products	$1,712.3	$1,387.1	$1,238.7
Sales from services	1,068.2	931.8	751.8
	2,780.5	2,318.9	1,990.5
Costs and operating expenses:
Cost of products	1,388.9	1,096.7	985.2
Cost of services	863.9	779.9	635.2
	2,252.8	1,876.6	1,620.4
Gross profit	527.7	442.3	370.1
Provision for credit losses	0.2	0.7	2.6
Selling, general and administrative	347.7	312.2	230.4
Earnings (Loss) from joint ventures	5.4	(0.2)	(3.2)
Operating income	185.2	129.2	133.9
Pension settlement charge	—	(26.7)	—
Losses related to sale and exit of businesses	(72.4)	(2.8)	(0.7)
Other expense, net	(0.3)	(0.4)	(0.8)
Interest expense	(75.4)	(43.2)	(12.2)
Interest income	1.8	2.2	1.0
Income from continuing operations before provision for income taxes	38.9	58.3	121.2
Income tax expense	26.4	12.0	31.4
Income from continuing operations	12.5	46.3	89.8
Income from discontinued operations, net of tax	—	—	0.4
Net income	$12.5	$46.3	$90.2

Earnings per share – basic:
Earnings from continuing operations	$0.35	$1.30	$2.55
Income from discontinued operations	—	—	0.01
Earnings per share – basic	$0.35	$1.30	$2.56

Earnings per share – diluted:
Earnings from continuing operations	$0.35	$1.29	$2.52
Income from discontinued operations	—	—	0.01
Earnings per share – diluted	$0.35	$1.29	$2.53

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2025	2024	2023

	(In millions)
Net income	$12.5	$46.3	$90.2
Other comprehensive income (loss), net of tax:
Currency translation adjustments	3.1	0.2	(2.9)
Pension and post retirement plans, net of tax	0.1	14.5	(1.0)
Total other comprehensive income (loss), net of tax	3.2	14.7	(3.9)
Comprehensive income	$15.7	$61.0	$86.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2025	2024

	(In millions, except share data)
Current assets:
Cash and cash equivalents	$96.5	$85.8
Restricted cash	12.7	10.3
Accounts receivable, net	354.8	287.2
Contract assets	140.3	123.2
Inventories	809.2	733.1
Rotable assets and equipment on or available for short-term lease	38.3	81.5
Assets of discontinued operations	6.2	9.9
Prepaid expenses and other current assets	52.6	58.6
Total current assets	1,510.6	1,389.6

Property, plant and equipment, at cost:
Land	9.2	9.5
Buildings and improvements	118.3	118.1
Equipment and furniture and fixtures	309.7	324.1
	437.2	451.7
Accumulated depreciation	(278.7)	(280.0)
	158.5	171.7

Other assets:
Goodwill	530.8	554.8
Intangible assets, net	219.6	235.4
Operating lease right-of-use assets, net	93.3	96.6
Rotable assets supporting long-term programs	172.4	166.3
Other non-current assets	159.4	155.6
	1,175.5	1,208.7
	$2,844.6	$2,770.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2025	2024

	(In millions, except share data)
Current liabilities:
Accounts payable	$303.1	$238.0
Accrued liabilities	245.8	219.3
Liabilities of discontinued operations	5.8	9.6
Total current liabilities	554.7	466.9

Long-term debt	968.0	985.4
Operating lease liabilities	79.6	80.3
Deferred tax liabilities	18.4	23.9
Other liabilities	12.3	23.7
	1,078.3	1,113.3
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	505.2	493.9
Retained earnings	969.4	956.9
Treasury stock, 9,470,781 and 9,606,820 shares at cost, respectively	(302.7)	(297.5)
Accumulated other comprehensive loss	(5.6)	(8.8)
Total equity	1,211.6	1,189.8
	$2,844.6	$2,770.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2025

(In millions)
					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2022	$45.3	$477.5	$820.4	$(289.1)	$(19.6)	$1,034.5
Net income	—	—	90.2	—	—	90.2
Stock option activity	—	0.3	—	19.2	—	19.5
Restricted stock activity	—	6.7	—	2.2	—	8.9
Repurchase of shares	—	—	—	(50.1)	—	(50.1)
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net income	—	—	46.3	—	—	46.3
Stock option activity	—	2.9	—	21.7	—	24.6
Restricted stock activity	—	6.5	—	3.7	—	10.2
Repurchase of shares	—	—	—	(5.1)	—	(5.1)
Other comprehensive income, net of tax	—	—	—	—	14.7	14.7
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	12.5	—	—	12.5
Stock option activity	—	3.2	—	6.6	—	9.8
Restricted stock activity	—	8.1	—	(1.7)	—	6.4
Repurchase of shares	—	—	—	(10.1)	—	(10.1)
Other comprehensive income, net of tax	—	—	—	—	3.2	3.2
Balance, May 31, 2025	$45.3	$505.2	$969.4	$(302.7)	$(5.6)	$1,211.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2025	2024	2023
Cash flows provided by operating activities:
Net income	$12.5	$46.3	$90.2
Less: Income from discontinued operations	—	—	(0.4)
Income from continuing operations	12.5	46.3	89.8
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	55.2	40.2	27.2
Amortization of financing costs	2.6	1.0	0.7
Stock-based compensation expense	19.9	15.3	13.5
Provision for credit losses	0.2	0.7	2.6
Pension settlement charges	—	26.7	—
Deferred tax benefit	(5.5)	(20.5)	(2.2)
Loss (Earnings) from joint ventures	(5.4)	0.2	3.2
Loss on sale of business	68.9	—	—
Impairment charges	—	—	1.0
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(82.8)	(5.3)	(18.1)
Contract assets	(26.6)	(17.1)	(13.7)
Inventories	(109.3)	(90.4)	(23.6)
Prepaid expenses and other current assets	(10.5)	(20.5)	(8.6)
Rotable assets supporting long-term programs	(23.9)	2.5	(19.3)
Accounts payable	70.5	59.4	—
Accrued and other liabilities	40.9	16.9	(6.4)
Other	29.4	(11.6)	(22.3)
Net cash provided by operating activities–continuing operations	36.1	43.8	23.8
Net cash used in operating activities–discontinued operations	—	(0.2)	(0.5)
Net cash provided by operating activities	36.1	43.6	23.3
Cash flows provided by (used in) investing activities:
Property, plant and equipment expenditures	(34.7)	(29.7)	(29.5)
Acquisitions, net of cash acquired	(1.5)	(722.9)	(103.3)
Proceeds from sale of business	48.0	—	—
Joint venture and other investment activity	(1.1)	(5.9)	(5.2)
Net cash provided by (used in) investing activities	10.7	(758.5)	(138.0)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	(20.0)	175.0	172.0
Purchase of treasury stock	(10.1)	(5.1)	(50.1)
Stock compensation activity	(3.5)	19.6	17.7
Financing costs	(0.1)	(10.3)	(1.9)
Proceeds from long-term borrowings	—	550.0	—
Net cash provided by (used in) financing activities	(33.7)	729.2	137.7
Effect of exchange rate changes on cash	—	—	(0.1)
Increase in cash and cash equivalents	13.1	14.3	22.9
Cash, cash equivalents, and restricted cash at beginning of year	96.1	81.8	58.9
Cash, cash equivalents, and restricted cash at end of year	$109.2	$96.1	$81.8

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

Services and products include: aviation supply chain and parts support programs; customer fleet management and operations; maintenance, repair and overhaul (“MRO”) of airframes, and certain other airframe components; design and manufacture of specialized pallets, shelters, and containers; aircraft modifications and aircraft and engine sales and leasing.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Certain reclassifications have been made to the prior year presentation to conform to the 2025 presentation.

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

Certain contracts with customers have options for the customer to acquire additional goods or services. In most cases, the pricing of these options is reflective of the standalone selling price of the good or service. These options do not provide the customer with a material right and are accounted for only when the customer exercises the option to purchase the additional goods or services. If the option on the customer contract is not indicative of the standalone selling price of the good or service, the material right would be accounted for as a separate performance obligation.

Under most of our U.S. government contracts, if the contract is terminated for convenience, we are entitled to payment for items delivered and fair compensation for work performed, the costs of settling and paying other claims, and a reasonable profit on the costs incurred or committed.

In the performance of our government contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustment (“REAs”) that are sometimes converted into claims. In some cases, these REAs are disputed by our customer. We believe our outstanding modifications, REAs and other similar claims will be resolved without material impact to our results of operations, financial condition or cash flows.

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

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2025	2024	2023
Favorable cumulative catch-up adjustments	$3.8	$12.1	$12.6
Unfavorable cumulative catch-up adjustments	(6.6)	(9.1)	(4.3)
Net cumulative catch-up adjustments	$(2.8)	$3.0	$8.3

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	May 31,
	2025	2024	Change
Contract assets – current	$140.3	$123.2	$17.1
Contract assets – non-current	28.4	24.6	3.8
Contract liabilities:
Deferred revenue – current	(40.3)	(14.7)	(25.6)
Deferred revenue on long-term contracts	(6.4)	(7.2)	0.8
Net contract assets	$122.0	$125.9	$(3.9)

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

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer is obligated to purchase the rotable assets and we sold the assets to the customer in the fourth quarter of fiscal 2025 for $18.7 million.

We expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Consolidated Balance Sheet as of May 31, 2025 included accounts receivable of $29.4 million, including $7.5 million past due, and contract assets of $1.4 million related to this customer.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows:

	Year ended May 31,
	2025	2024
Deferred revenue at beginning of period	$(21.9)	$(32.4)
Revenue deferred	(321.9)	(311.1)
Revenue recognized	307.6	319.9
Other (1)	(10.5)	1.7
Deferred revenue at end of period	$(46.7)	$(21.9)
(1)	Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of May 31, 2025, we had approximately $537 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 75% of this backlog will be recognized as revenue in fiscal 2026, an additional 20% of the firm backlog in fiscal 2027, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	May 31,
	2025	2024
U.S. Government contracts:
Trade receivables	$26.6	$34.4
Unbilled receivables	13.4	9.4
	40.0	43.8
All other customers:
Trade receivables	283.4	216.1
Unbilled receivables	31.4	27.3
	314.8	243.4
	$354.8	$287.2

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

The change in our allowance for credit losses was as follows:

	May 31,
	2025	2024	2023
Balance, beginning of year	$14.1	$13.4	$17.9
Provision charged to operations, net of recoveries	0.2	0.7	2.6
Deductions for accounts written off and other reclassifications	(3.6)	—	(7.1)
Balance, end of year	$10.7	$14.1	$13.4

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

We review and evaluate our goodwill and indefinite life intangible assets for potential impairment at a minimum annually, on May 31, or more frequently if circumstances indicate that impairment is possible. Goodwill is evaluated for impairment either under a qualitative or a quantitative assessment approach, which depends on the facts and circumstances of a reporting unit, consideration of the estimated excess of a reporting unit’s fair value over its carrying amount, and changes in the business environment.

When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other relevant events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, a quantitative goodwill impairment test is performed which relies upon significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, operating margins and on the selection of guideline public companies.

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

Cash

Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased. Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. As of May 31, 2025, restricted cash includes $5.3 million on deposit with an escrow agent related to our acquisition of Trax USA Corp. (“Trax”) in March 2023 and $7.4 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

The restrictions related to our Trax acquisition lapse at the time of resolution of certain contingencies including tax contingencies. The restrictions related to the receivable securitization arrangements lapse at the time we remit the customer payments collected by us as servicer of previously sold customer receivables to the purchaser.

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

The following is a summary of inventories:

	May 31,
	2025	2024
Aircraft and engine parts, components and finished goods	$659.4	$580.3
Raw materials and parts	119.9	114.1
Work-in-process	29.9	38.7
	$809.2	$733.1

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

Future rent due to us under long-term leases during each of the next five fiscal years is $12.4 million in 2026, $9.5 million in 2027, $5.6 million in 2028, $0.7 million in 2029, and $0.5 million in 2030.

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

During fiscal 2024, we incurred severance costs of $0.5 million at our former Landing Gear Overhaul (“LGO”) facility to align the workforce with the current production requirements impacting approximately 65 employees. Affected employees received lump-sum severance payments based on years of service with all payments completed in fiscal 2024.

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

Supplemental Information on Cash Flows

Supplemental information on cash flows is as follows:

	For the Year Ended
	May 31,
	2025	2024	2023
Interest paid	$74.4	$31.9	$11.1
Income taxes paid	24.2	42.4	35.7
Income tax refunds	0.5	0.6	1.3

During fiscal 2025, treasury stock increased $5.2 million reflecting the repurchase of 0.2 million common shares for $10.1 million and restricted stock activity of $1.7 million partially offset by re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations, of $6.6 million.

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

New Accounting Pronouncements Adopted in Fiscal 2025

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU requires disclosures to include significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures to also be included in interim periods. The ASU was adopted in the fourth quarter of fiscal 2025 with retrospective application to all prior periods presented in the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

The final fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$42.3
Contract assets	18.7
Inventory	62.8
Rotable assets	21.9
Property & equipment	44.6
Intangible assets	179.4
Investment in joint venture	17.9
Other assets	4.1
Accounts payable	(21.6)
Other liabilities	(14.9)
Net assets acquired	355.2
Goodwill	364.8
Purchase price, net of cash acquired	$720.0

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

As part of our integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in fiscal 2026. Expenses recognized for integration activities, including facility closure costs, severance, retention, and other related costs were $7.5 million and $0.5 million in fiscal 2025 and 2024, respectively.

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

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The post-closing adjustments for working capital and indebtedness were finalized in the second quarter of fiscal 2024, resulting in a purchase price reduction of $1.8 million and the release of $3.0 million from escrow. During the fourth quarter of fiscal 2025, an additional $4.4 million was released from escrow. The remaining escrow balance is expected to be released in fiscal 2026.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Compensation expense recognized in fiscal 2025, 2024, and 2023 were $0.7 million, $6.3 million, and $1.1 million, respectively. As of May 31, 2025, we have a contingent consideration liability of $8.1 million, which was classified as Accrued liabilities on our Consolidated Balance Sheet. We expect to finalize the contingent consideration in the first half of fiscal 2026.

We accounted for the acquisition using the acquisition method and included the results of Trax’s operations in our consolidated financial statements from the effective date of the acquisition. Trax’s results are reported within our Integrated Solutions segment. The acquisition was funded using a combination of proceeds from our Revolving Credit Facility and cash on hand. Transaction costs associated with the acquisition of $5.1 million were expensed as incurred in fiscal 2023.

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

4. Goodwill and Other Intangible Assets, Net

During the first quarter of fiscal 2024, our CODM implemented changes in how he organizes the business, allocates resources, and assesses performance. Specifically, this new structure resulted in the separation of our former Aviation Services segment into three new operating segments: Parts Supply, Repair & Engineering, and Integrated Solutions.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Changes in the carrying amount of goodwill by segment for fiscal 2025 and 2024 are as follows:

	Parts	Repair &	Integrated	Expeditionary
	Supply	Engineering	Solutions	Services	Total
Balance as of May 31, 2023	$38.9	$41.4	$76.7	$18.8	$175.8
Product Support acquisition	—	375.2	—	—	375.2
Trax acquisition	—	—	3.3	—	3.3
Foreign currency translation adjustments	—	—	0.5	—	0.5
Balance as of May 31, 2024	38.9	416.6	80.5	18.8	554.8
Product Support acquisition	—	(10.4)	—	—	(10.4)
Sale of Landing Gear Overhaul business	—	(14.6)	—	—	(14.6)
Foreign currency translation adjustments	—	0.1	0.9	—	1.0
Balance as of May 31, 2025	$38.9	$391.7	$81.4	$18.8	$530.8

We utilized the qualitative assessment approach for all reporting units which considers general economic conditions, industry specific performance, changes in reporting unit carrying values, and assumptions used in the most recent fair value calculation. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2025, and thus no impairment charges were recorded.

Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2025
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$136.6	$(21.9)	$114.7
Developed technology	105.3	(7.6)	97.7
	241.9	(29.5)	212.4
Unamortized intangible assets:
Trademarks	7.2	—	7.2
	$249.1	$(29.5)	$219.6

	May 31, 2024
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$136.2	$(11.0)	$125.2
Developed technology	105.3	(2.3)	103.0
	241.5	(13.3)	228.2
Unamortized intangible assets:
Trademarks	7.2	—	7.2
	$248.7	$(13.3)	$235.4

Customer relationships are being amortized over 12-20 years and developed technology is being amortized over 20 years. Amortization expense recorded during fiscal 2025, 2024, and 2023 was $16.2 million, $7.3 million, and $1.3 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next three fiscal years is $16.2 million per year and $15.9 million in fiscal 2029 and fiscal 2030.

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

Receivables sold under the Purchase Agreement during fiscal 2025, 2024, and 2023 were $209.2 million, $144.4 million, $171.6 million, respectively. Amounts remitted to the Purchaser on its behalf during fiscal 2025, 2024, and 2023 were $201.6 million, $143.5 million,and $173.8 million, respectively. As of May 31, 2025 and May 31, 2024, we had collected cash of $7.4 million and $0.9 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2025, 2024, and 2023, we incurred discounts on the sale of our receivables and other fees of $0.9 million, $ 0.7 million, and $0.6 million, respectively.

6. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2025	2024
Revolving Credit Facility with interest payable monthly	$427.0	$447.0
Senior Notes	550.0	550.0
Debt issuance costs, net	(9.0)	(11.6)
Long-term debt	$968.0	$985.4

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

Borrowings outstanding under the Amended Revolving Credit Facility at May 31, 2025 were $427.0 million and there were approximately $7.9 million of outstanding letters of credit, which reduced the availability of this facility to $390.1 million.

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

The Notes bear interest at a rate of 6.75% per year, payable semiannually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2024. The Notes mature on March 15, 2029. At any time prior to March 15, 2026, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to March 15, 2026, the Company may also redeem up to 40% of the Notes with net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after March 15, 2026, the Company may redeem the Notes, in whole or in part, at specified redemption prices if redeemed during the twelve-month period beginning on March 15 of the years indicated below:

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

At May 31, 2025, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At May 31, 2025, we were in compliance with the financial and other covenants in our financing agreements.

Borrowing activity under the Credit Agreement during fiscal 2025, 2024, and 2023 is as follows:

	For the Year Ended May 31,
	2025	2024	2023
Maximum amount borrowed	$617.0	$577.0	$350.0
Average daily borrowings	527.5	386.3	210.2
Average interest rate during the year	6.54%	6.69%	5.11%

We also have $ 9.8 million available under foreign lines of credit as of May 31, 2025.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement. Under the 2013 Stock Plan, we have granted a total of 6,735,595 shares, and there were 1,685,319 shares available for grant as of May 31, 2025.

Stock Options

During fiscal 2025, 2024, and 2023, we granted stock options with respect to 157,310 shares, 141,545 shares and 221,900 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2025, 2024 and 2023 was $25.51, $25.31 and $17.61, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Stock Options Granted In Fiscal Year
	2025	2024	2023
Risk-free interest rate	4.2%	4.1%	3.1%
Expected volatility of common stock	36.0%	42.3%	42.2%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	4.9	5.1	5.2

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

A summary of stock option activity for the three years ended May 31, 2025 consisted of the following (shares in thousands):

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,004	$38.49	1,573	$33.24	2,045	$29.86
Granted	157	67.02	142	58.27	222	41.88
Exercised	(212)	29.81	(706)	30.67	(631)	25.31
Cancelled	(14)	60.59	(5)	48.40	(63)	33.25
Outstanding at end of year	935	$44.94	1,004	$38.49	1,573	$33.24
Options exercisable at end of year	635	$38.13	696	$33.95	1,018	$35.09

The weighted-average remaining term (in years) for options outstanding at the end of the year was 6.1 years, 6.4 years, and 6.2 years at May 31, 2025, 2024, and 2023, respectively. The weighted-average remaining term (in years) for options exercisable at the end of the year was 5.0 years, 5.5 years, and 5.2 years at May 31, 2025, 2024, and 2023, respectively.

The total grant date fair value of stock options that vested during fiscal 2025, 2024, and 2023 was $2.9 million, $3.3 million, and $3.6 million, respectively. The total intrinsic value of stock options exercised during fiscal 2025, 2024, and 2023 was $8.0 million, $22.5 million, and $15.5 million, respectively. The aggregate intrinsic value of options outstanding was $16.3 million and $32.7 million as of May 31, 2025 and 2024, respectively.

Expense recognized in Selling, general and administrative expenses for stock options during fiscal 2025, 2024, and 2023 was $3.5 million, $3.0 million, and $3.5 million, respectively. As of May 31, 2025, we had $3.9 million of unrecognized compensation expense related to stock options that will be expensed over an average period of 1.7 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The fair value of restricted shares is the market value of our common stock on the date of grant. The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. Performance-based restricted shares of 124,200, 81,100, and 74,660 were granted to executives and key employees during fiscal 2025, 2024 and 2023, respectively. Time-based restricted shares of 78,541, 111,018, and 93,450 were granted to executives and key employees during fiscal 2025, 2024, and 2023, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 19,401, 23,888, and 28,851 were granted to members of the Board of Directors during fiscal 2025, 2024, and 2023, respectively.

Restricted share activity during fiscal 2025 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2024	636	$48.84
Granted	287	60.68
Vested	(366)	47.05
Forfeited	(21)	58.51
Nonvested at May 31, 2025	536	56.47

Expense recognized in Selling, general and administrative expenses for all restricted share programs during fiscal 2025, 2024, and 2023 was $16.4 million, $12.3 million, and $10.0 million, respectively. As of May 31, 2025 we had $13.6 million of unearned compensation related to restricted shares that will be expensed over a weighted average period of 1.7 years.

8. Income Taxes

The provision for income tax on income from continuing operations includes the following components:

	For the Year Ended
	May 31,
	2025	2024	2023
Current:
Federal	$20.7	$21.0	$25.9
State	3.1	4.0	2.9
Foreign	8.1	7.5	4.8
	31.9	32.5	33.6
Deferred	(5.5)	(20.5)	(2.2)
	$26.4	$12.0	$31.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The reconciliation from the U.S. federal statutory income tax rate of 21.0% to our effective income tax rate is as follows:

	For the Year Ended
	May 31,
	2025	2024	2023
Provision for income tax at the federal statutory rate	21.0%	21.0%	21.0%
FCPA settlement	26.7	—	—
State income taxes, net of federal benefit	10.1	5.0	2.6
Non-deductible compensation	7.1	4.4	2.8
Tax benefit from stock-based compensation	(1.7)	(5.1)	(2.0)
Pension settlement	—	(8.6)	—
Other	4.7	3.9	1.5
Effective income tax rate	67.9%	20.6%	25.9%

Income before provision for income taxes includes the following components:

	For the Year Ended
	May 31,
	2025	2024	2023
Domestic	$(22.5)	$14.6	$87.7
Foreign	61.4	43.7	33.5
	$38.9	$58.3	$121.2

Our foreign earnings are comprised primarily of the results of our operations in Canada, Thailand, and Europe.

Deferred tax assets and liabilities result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax assets and liabilities consist of the following components:

	May 31,
	2025	2024
Deferred tax assets:
Operating lease liabilities	$25.4	$25.6
Employee and retirement benefits	8.9	9.0
State net operating losses	6.4	6.2
Other	8.2	6.9
Total deferred tax assets	48.9	47.7
Deferred tax liabilities:
Intangible assets	(32.2)	(24.9)
ROU operating lease assets	(25.8)	(26.5)
Tangible assets	(5.0)	(15.2)
Other	(4.3)	(5.0)
Total deferred tax liabilities	(67.3)	(71.6)
Net deferred tax liabilities	$(18.4)	$(23.9)

As of May 31, 2025, we have determined that the realization of our deferred tax assets is more likely than not and that a valuation allowance is not required. Our net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

Income tax receivable was $5.6 million and $13.2 million at May 31, 2025 and 2024, respectively, and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Our federal income tax returns for fiscal years 2022 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

9. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options as shown below:

	For the Year Ended
	May 31,
	2025	2024	2023
Weighted average common shares outstanding – basic	35.6	35.1	34.7
Additional shares from assumed exercise of stock options	0.2	0.3	0.4
Weighted average common shares outstanding – diluted	35.8	35.4	35.1

At May 31, 2025 and 2023, respectively, outstanding options to purchase 151,000 and 197,300 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended. At May 31, 2024, no stock options were determined to be anti-dilutive.

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

Surplus plan assets remained after the settlement and have been primarily used to fund certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these 401(k) contributions would be subject to a 20% excise tax upon withdrawal. As of May 31, 2025, our Consolidated Balance Sheet included $1.6 million of remaining surplus plan assets which we expect to fully utilize in fiscal 2026 to fund our non-elective, discretionary contributions to the 401(k) plan. This amount is presented within Prepaid expenses and other current assets on our Consolidated Balance Sheet.

We also have a defined benefit pension plan covering certain employees in the Netherlands (“Netherlands Plan”). Benefit formulas are generally based on years of service and compensation. Effective January 1, 2022, the Netherlands Plan was frozen and any benefits subsequent to that date are earned by participants in a multi-employer defined contribution plan with the premiums charged to us determined by the third-party pension fund who administers the multi-employer plan. Pension expense in fiscal 2025, 2024, and 2023 for this defined contribution plan was $1.4 million, $1.3 million, and $1.2 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The change to our projected benefit obligation and the fair value of our plan assets for our Netherlands plan for the two years ended May 31, 2025 was as follows:

	For the Year Ended May 31,
	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$52.7	$51.3
Service cost	0.2	0.2
Interest cost	1.9	1.9
Net actuarial loss (gain)	(1.1)	0.4
Benefits and administrative payments	(2.2)	(2.0)
Foreign currency translation adjustment	2.3	0.9
Projected benefit obligation at end of year	$53.8	$52.7

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$51.4	$50.2
Actual return on plan assets	1.7	2.2
Benefits and administrative payments	(2.2)	(2.0)
Employer contributions	0.4	—
Foreign currency translation adjustment	2.3	1.0
Fair value of plan assets at end of year	$53.6	$51.4
Funded status at end of year	$(0.2)	$(1.3)
Accumulated other comprehensive loss	$6.8	$6.8
Accumulated benefit obligation	51.8	50.6

The funded status of our Netherlands plan is recognized in Other liabilities on our Consolidated Balance Sheets.

Net Periodic Benefit Cost

Pension benefit charged to the Consolidated Statements of Income for our Netherlands plan includes the following components:

	For the Year Ended May 31,
	2025	2024	2023
Service cost	$0.2	$0.2	$0.2
Interest cost	1.9	1.9	1.5
Expected return on plan assets	(2.5)	(2.4)	(2.1)
Recognized net actuarial loss	0.1	—	—
	$(0.3)	$(0.3)	$(0.4)

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The discount rate assumptions used in the measurement of the Netherlands projected benefit obligations were 3.70% and 3.60% at May 31, 2025 and 2024, respectively. The discount rate assumptions used to determine the Netherlands Plan net periodic pension expense were 3.60%, 3.70%, and 2.80% for fiscal 2025, 2024, and 2023, respectively. The expected long-term rate of return on Netherlands Plan assets were 4.80%, 4.80%, and 3.90% for fiscal 2025, 2024, and 2023, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Netherlands Plan assets at their fair value as of May 31, 2025:

	Level 2(1)	Level 3(2)	Total
Funds-of-funds	$42.2	$—	$42.2
Insurance annuities	—	11.4	11.4
	$42.2	$11.4	$53.6

The following table sets forth by level, within the fair value hierarchy, the Netherlands Plan assets at their fair value as of May 31, 2024:

	Level 2(1)	Level 3(2)	Total
Funds-of-funds	$40.7	$—	$40.7
Insurance annuities	—	10.7	10.7
	$40.7	$10.7	$51.4
(1)	Inputs other than quoted prices in active markets for identical assets that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(2)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.

The entirety of the change in Level 3 pension assets is attributable to the return on the assets.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2031 to
	2026	2027	2028	2029	2030	2035
Estimated future pension payments	$2.4	$2.3	$2.4	$2.4	$2.5	$13.0

For our Netherlands Plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $0.2 million to our pension plans during fiscal 2026.

U.S. Defined Contribution Plans

Our U.S. defined contribution plans are intended to qualify as 401(k) plans under the Internal Revenue Code. Employees may contribute up to 75% of their pretax compensation, subject to applicable regulatory limits and we may make matching contributions up to 6% of employee compensation. For participants hired prior to January 1, 2020, retirement contributions (based upon a participant’s age plus service) ranging from 0.5% to 4.0%, may also be contributed to a participant’s account at our discretion. Our contributions vest on a pro-rata basis during the first three years of employment.

Expense recognized in the Consolidated Statements of Income for our matching contributions during fiscal 2025, 2024, and 2023 was $9.4 million, $8.2 million, and $7.2 million, respectively. Expense recognized in the Consolidated Statements of Income for our non-elective, discretionary contributions during fiscal 2025, 2024, and 2023 was $3.9 million, $3.7 million, and $3.8 million, respectively.

We also maintain a non-qualified retirement plan that makes up 401(k) benefits that would otherwise be lost as a result of Internal Revenue Code limits and provides additional employer contributions for certain executives and key employees to supplement the benefits provided by the defined contribution plans. Expense recognized in the Consolidated Statements of Income for the non-qualified contributions during fiscal 2025, 2024, and 2023 was $1.7 million, $1.2 million, and $0.6 million, respectively.

11. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2025 were as follows (all amounts are net of tax):

	Currency
	Translation
	Adjustments	Pension Plans	Total
Balance as of June 1, 2022	$(2.8)	$(16.8)	$(19.6)
Other comprehensive loss before reclassifications	(2.9)	0.7	(2.2)
Amounts reclassified from AOCL	—	(1.7)	(1.7)
Total other comprehensive loss	(2.9)	(1.0)	(3.9)
Balance as of May 31, 2023	(5.7)	(17.8)	(23.5)
Other comprehensive income (loss) before reclassifications	0.2	(0.3)	(0.1)
Amounts reclassified from AOCL	—	14.8	14.8
Total other comprehensive income	0.2	14.5	14.7
Balance as of May 31, 2024	(5.5)	(3.3)	(8.8)
Other comprehensive income before reclassifications	3.1	0.3	3.4
Amounts reclassified from AOCL	—	(0.2)	(0.2)
Total other comprehensive income	3.1	0.1	3.2
Balance as of May 31, 2025	$(2.4)	$(3.2)	$(5.6)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

12. Other Non-current Assets

At May 31, 2025 and 2024, other non-current assets consisted of the following:

	May 31,
	2025	2024
License fees, net	$46.0	$51.8
Investments in joint ventures	32.3	35.8
Contract assets	28.4	24.6
Assets under deferred compensation plan	23.4	18.9
Debt and equity investments	14.5	14.4
Other	14.8	10.1
	$159.4	$155.6

Investment in Indian Joint Venture

Our investments in joint ventures previously included a 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. We had also guaranteed 40% of the Indian joint venture’s debt and each of the partners in the Indian joint venture had a loan to the joint venture proportionate to its equity ownership.

During the first quarter of fiscal 2025, we executed a Share Purchase Agreement with our Indian joint venture partners whereby we agreed to sell our equity to those partners for $0.1 million conditional on the repayment of our loan and the release of our guarantee of the Indian joint venture’s debt. During the first quarter of fiscal 2025, we were released from our debt guarantee obligations and de-recognized the related $9.4 million guarantee liability. In the second quarter of fiscal 2025, we received $2.1 million reflecting the principal value of our shareholder loan. In conjunction with these transactions, the Share Purchase Agreement, and transition services arrangements, we recognized a gain of $2.1 million during fiscal 2025. As part of our transition services arrangements, we have a receivable of $0.7 million from our former Indian joint venture partners.

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

Our sales to the ASAS joint venture, including service fees earned by us on providing support to the ASAS joint venture, were $7.4 million, $4.9 million, and $1.5 million for fiscal 2025, 2024, and 2023, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2025, 2024, and 2023, we were paid $2.1 million, $1.6 million, and $1.0 million, respectively, for such services.

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

In September 2022, we entered into another amendment of our agreement with Unison to include a one-year extension of the termination date to December 31, 2032, an $18.0 million license fee paid in September 2022, and an increase to the fixed percentage of annual license fees for our net sales of Unison products. The September 2022 payment of $18.0 million relates to specific product lines and is being amortized on a straight-line basis over the non-cancellable license period applicable to these product lines. As of May 31, 2025, the unamortized balance of the license is $29.4 million.

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

The summary of our operating lease cost is as follows:

	For the Year Ended May 31,
	2025	2024	2023
Operating lease cost	$28.0	$23.9	$20.3
Short-term lease cost	6.0	6.6	5.9
Variable lease cost	5.9	5.4	3.2
	$39.9	$35.9	$29.4

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

With the exception of a land lease for one of our airframe maintenance facilities that expires in 2108, our operating leases expire at various dates through 2045. Excluding leases related to our discontinued operations, maturities of our operating lease payments as of May 31, 2025 are as follows:

2026	$15.3
2027	11.9
2028	10.6
2029	9.8
2030	6.7
Thereafter	95.8
Total undiscounted payments	150.1
Less: Imputed interest	(58.2)
Present value of minimum lease payments	91.9
Less: Operating lease liabilities – current	(12.3)
Operating lease liabilities – non-current	$79.6

The current portion of operating lease liabilities are presented within Accrued liabilities on our Consolidated Balance Sheets.

Excluding leases related to our discontinued operations, our weighted-average remaining lease term and weighted-average discount rate are as follows:

	May 31,
	2025	2024
Remaining lease term	11.9 years	12.0 years
Discount rate	6.9%	5.9%

Supplemental cash flow information related to leases was as follows:

	For the Year Ended May 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$15.9	$16.4	$14.5
Operating lease liabilities arising from obtaining ROU assets	21.7	42.0	4.5

14. Commitments

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $657.1 million in 2026, $156.9 million in 2027, $26.7 million in 2028, $2.4 million in 2029 and $2.6 million in 2030.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2025 was approximately $7.9 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

We have multiple government grants that are used to support job training and workforce development costs primarily at our Airframe MRO facilities. For these grants, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $1.9 million and $0.6 million, respectively, in fiscal 2025. In fiscal 2024, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $1.5 million and $0.2 million, respectively. In fiscal 2023, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $2.4 million and $0.3 million, respectively.

16. Divestitures

Sale of Landing Gear Overhaul Business

On December 19, 2024, we entered into an agreement to divest our LGO business to GA Telesis for $51 million subject to post-closing adjustments for working capital, cash, and debt. In the third quarter of fiscal 2025, the LGO assets and liabilities were reclassified to assets and liabilities held for sale and we recognized a non-cash, pre-tax impairment charge of $63.0 million to adjust the carrying value of the LGO assets to their estimated fair value. Goodwill of $14.6 million was also reclassified to assets held for sale and was included in the determination of the impairment charge.

The LGO business was reported within our Repair & Engineering segment. The divestiture did not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

The sale closed in the fourth quarter of fiscal 2025 with net proceeds received of $48.0 million. We recognized $6.6 million of additional loss on the sale resulting from purchase price adjustments in the fourth quarter of fiscal 2025.

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

17. Business Segment Information

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components and distribution of new parts (“Distribution”);
●	Repair & Engineering, primarily consisting of our MRO services across airframes (“Airframe MRO”) and components (“Component Services”);
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Our CODM is our Chief Executive Officer and he evaluates performance on our operating segments using operating income as the primary profitability measure. Our operating segments are aligned principally around differences in products and services and is consistent with how our CODM allocates resources, assesses performance, and makes decisions.

We have not aggregated operating segments for purposes of identifying reportable segments. Inter-segment sales are recorded at fair value which results in intercompany profit on inter-segment sales that is eliminated in consolidation. Corporate selling, general and administrative expenses include centralized functions such as legal, finance, treasury and human resources with a portion of the costs allocated to our operating segments.

Significant expenses for each segment are as follows:

	For the Year Ended May 31, 2025
	Parts	Repair &	Integrated	Expeditionary
	Supply	Engineering	Solutions	Services
Sales	$1,099.6	$884.9	$695.3	$100.7
Cost of sales	868.8	705.8	592.0	83.7
Selling, general and administrative	76.2	101.0	66.4	6.9
Other segment items	(2.2)	(3.1)	0.5	—
Operating income	$156.8	$81.2	$36.4	$10.1

	For the Year Ended May 31, 2024
	Parts	Repair &	Integrated	Expeditionary
	Supply	Engineering	Solutions	Services
Sales	$967.0	$640.1	$641.9	$69.9
Cost of sales	758.4	520.1	540.2	57.9
Selling, general and administrative	98.3	68.2	77.8	8.5
Other segment items	0.5	(0.7)	—	—
Operating income	$109.8	$52.5	$23.9	$3.5

	For the Year Ended May 31, 2023
	Parts	Repair &	Integrated	Expeditionary
	Supply	Engineering	Solutions	Services
Sales	$818.4	$533.4	$546.9	$91.8
Cost of sales	644.3	438.1	461.2	76.8
Selling, general and administrative	79.9	58.8	55.2	7.3
Other segment items	0.5	1.2	—	—
Operating income	$93.7	$35.3	$30.5	$7.7

Selected financial information for each segment is as follows:

	For the Year Ended May 31, 2025
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$1,099.6	$19.8	$1,119.4
Repair & Engineering	884.9	90.3	975.2
Integrated Solutions	695.3	2.1	697.4
Expeditionary Services	100.7	—	100.7
	$2,780.5	$112.2	$2,892.7

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	For the Year Ended May 31, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$967.0	$8.6	$975.6
Repair & Engineering	640.1	87.8	727.9
Integrated Solutions	641.9	0.9	642.8
Expeditionary Services	69.9	—	69.9
	$2,318.9	$97.3	$2,416.2

	For the Year Ended May 31, 2023
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$818.4	$19.3	$837.7
Repair & Engineering	533.4	79.8	613.2
Integrated Solutions	546.9	0.2	547.1
Expeditionary Services	91.8	—	91.8
	$1,990.5	$99.3	$2,089.8

	For the Year Ended May 31,
	2025	2024	2023

Segment operating income:
Parts Supply	$156.8	$109.8	$93.7
Repair & Engineering	81.2	52.5	35.3
Integrated Solutions	36.4	23.9	30.5
Expeditionary Services	10.1	3.5	7.7
	284.5	189.7	167.2
Corporate and other	(99.3)	(60.5)	(33.3)
Operating income	185.2	129.2	133.9
Pension settlement charge	—	(26.7)	—
Losses related to sale and exit of business	(72.4)	(2.8)	(0.7)
Other expense, net	(0.3)	(0.4)	(0.8)
Interest expense	(75.4)	(43.2)	(12.2)
Interest income	1.8	2.2	1.0
Income from continuing operations before income taxes	$38.9	$58.3	$121.2

	May 31,
	2025	2024
Total assets:
Parts Supply	$818.8	$732.8
Repair & Engineering	1,155.2	1,235.4
Integrated Solutions	620.8	542.1
Expeditionary Services	79.0	79.1
Corporate and discontinued operations	170.8	180.6
	$2,844.6	$2,770.0

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	For the Year Ended May 31,
	2025	2024	2023
Capital expenditures:
Parts Supply	$0.2	$0.8	$2.2
Repair & Engineering	20.9	11.9	15.1
Integrated Solutions	5.7	5.2	5.7
Expeditionary Services	6.1	8.5	6.1
Corporate and other	1.8	3.3	0.4
	$34.7	$29.7	$29.5

	For the Year Ended May 31,
	2025	2024	2023
Depreciation and amortization:[1]
Parts Supply	$9.7	$8.4	$6.2
Repair & Engineering	26.4	12.2	7.6
Integrated Solutions	18.3	17.4	11.9
Expeditionary Services	1.6	1.5	1.5
Corporate	19.1	17.0	13.5
	$75.1	$55.5	$40.7
1	Includes amortization of stock-based compensation.

The U.S. Department of Defense, U.S. Department of State, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2025	2024	2023
Parts Supply	$143.3	$99.3	$111.0
Repair & Engineering	81.6	61.0	48.5
Integrated Solutions	372.1	356.6	340.2
Expeditionary Services	90.6	59.2	77.3
	$687.6	$576.1	$577.0
Percentage of total sales	24.7%	24.8%	29.0%

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Sales across the major customer markets for each of our operating segments were as follows:

	For the Year Ended May 31,
	2025	2024	2023
Parts Supply:
Commercial	$879.2	$800.6	$645.0
Government and defense	220.4	166.4	173.4
	$1,099.6	$967.0	$818.4
Repair & Engineering:
Commercial	$795.4	$574.1	$478.5
Government and defense	89.5	66.0	54.9
	$884.9	$640.1	$533.4
Integrated Solutions:
Commercial	$297.5	$257.1	$197.0
Government and defense	397.8	384.8	349.9
	$695.3	$641.9	$546.9
Expeditionary Services:
Commercial	$4.0	$6.1	$8.3
Government and defense	96.7	63.8	83.5
	$100.7	$69.9	$91.8

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2025, 2024, and 2023 were as follows:

	For the Year Ended May 31,
	2025	2024	2023
Parts Supply:
North America	$631.6	$532.1	$493.3
Europe/Africa	263.2	252.9	190.8
Asia	166.1	146.4	108.9
Other	38.7	35.6	25.4
	$1,099.6	$967.0	$818.4
Repair & Engineering:
North America	$715.8	$572.1	$488.6
Europe/Africa	89.6	40.6	25.2
Asia	75.8	24.6	12.0
Other	3.7	2.8	7.6
	$884.9	$640.1	$533.4
Integrated Solutions:
North America	$581.3	$536.0	$461.7
Europe/Africa	78.0	78.0	51.4
Other	36.0	27.9	33.8
	$695.3	$641.9	$546.9
Expeditionary Services:
North America	$99.4	$68.6	$89.6
Other	1.3	1.3	2.2
	$100.7	$69.9	$91.8

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	May 31,
	2025	2024
Long-lived assets:
United States	$1,110.8	$1,174.6
Europe	93.8	90.9
Other	129.4	114.9
	$1,334.0	$1,380.4

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were $951.7 million (34.2% of sales), $770.0 million (33.2% of sales), and $588.6 million (29.6% of sales) in fiscal 2025, 2024, and 2023, respectively.

18. Legal Proceedings and Other Matters

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain subsidiaries of the Company purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate (“Receiver”) and one of the major creditors of VIM-AVIA filed a clawback action in the Arbitration Court of the Russian Republic of Tartarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale.

On March 3, 2023, the Russian Trial Court awarded a $1.8 million judgment against the Company relating to one engine, and dismissed all the other claims against the Company relating to the three remaining engines. The Company recognized a corresponding charge of $1.8 million in the third quarter of fiscal 2023. Further court proceedings and multiple appeals ensued in 2024 and 2025.

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

Ultimately, on October 11, 2024, the Russian Court of Cassation issued a ruling that effectively affirmed (i) the $1.8 million judgment against the Company relating to one of the four engines, and (ii) the dismissal of the Receiver’s clawback claims relating to the remaining three engines. On February 10, 2025, the Russian Supreme Court denied both the Company’s request and the Receiver’s request for review of the October 11, 2024 ruling. The $1.8 million judgment against the Company is now final and not subject to further review in the Russian courts. The Receiver’s claims against the Company in the VIM / AVIA bankruptcy litigation have therefore been concluded and $11.2 million liability was reversed in the third quarter of fiscal 2025.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. As of May 31, 2025, our Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $1.9 million classified as long-term in Other liabilities.

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

Self-Reporting of Potential Foreign Corrupt Practices Act Violations

As previously disclosed, in 2019, the Company retained outside counsel to investigate possible violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) relating to certain transactions in Nepal and South Africa and self-reported these matters to the U.S. Department of Justice (the “DoJ”), the SEC, and the U.K. Serious Fraud Office.

On December 19, 2024, after cooperating with the DoJ’s and SEC’s investigations, the Company resolved with the DoJ pursuant to a Non-Prosecution Agreement (“NPA”) and with the SEC pursuant to a Cease-and-Desist Order (the “SEC Order”), both dated December 19, 2024. Pursuant to the NPA, the DoJ agreed that it will not prosecute the Company for conduct described in the NPA provided that the Company complies with the terms of the NPA for the NPA’s 18-month term.

In the second quarter of fiscal 2025, we recognized a charge for the $55.6 million under the NPA and SEC Order.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Enforcement Proceeding in Nepal

As previously disclosed, the Company became aware via news reports that Nepal’s Commission for Investigation of Abuse of Authority (“CIAA”) apparently initiated a criminal proceeding in April 2024 against over 35 entities and individuals, including AAR International, Inc., a subsidiary of the Company. The charges alleged violations of Nepalese public procurement law and were related to the same transactions in Nepal that the Company previously self-reported, as described above. The proceeding also named a former AAR International, Inc. employee, as well as John Holmes in his capacity as president of AAR International, Inc. at the time of the alleged conduct.

AAR International, Inc. does not accept or admit these charges, and neither AAR International, Inc. nor Mr. Holmes appeared before the Special Court for several reasons including because the Company believes that any proceedings before the Special Court lack appropriate due process protections.

Based on news reports and a summary judgment from the Nepalese court, we understand that several defendants were convicted in connection with the charges, including AAR International, Inc. The conviction against AAR International, Inc. purportedly carries a fine of approximately $0.9 million as well as a prison sentence of 1.5 years. AAR understands that Mr. Holmes was not personally convicted, but because under Nepalese law it is the responsibility of the company’s principal business executive to accept the sentence of the company, Mr. Holmes has been assigned the company’s sentence by the court. The Company does not currently intend to participate in the proceedings, and does not intend to pay the fine, believing the proceedings and outcome lack due process. The Company does not believe that the outcome of these proceedings will have a material adverse effect on the Company’s operations, financial position, or cash flows. We recognized a liability for the $0.9 million fine in the second quarter of fiscal 2025.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2025, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2025 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2025.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP. and subsidiaries (the Company) internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2025, and the related (collectively, the consolidated financial statements), and our report dated July 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chicago, Illinois
July 21, 2025

ITEM 9B.OTHER INFORMATION

During the three months ended May 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Information about our Executive Officers” in Part I, Item 1 above.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “The Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Conduct” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

The information required by this item regarding our insider trading policy and procedures is incorporated by reference to the information contained under the caption “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption “Director Nominations and Qualifications” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Director Compensation” of our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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

3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004)

		3.2	By-Laws, as amended and restated through January 22, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 23, 2025)

4.	Instruments defining the rights of security holders	4.1	Restated Certificate of Incorporation (see Exhibit 3.1).

		4.2	By-Laws, as amended and restated through January 22, 2025 (See Exhibit 3.2).

		4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2022)

	Index		Exhibits

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

4.8

First Supplemental Indenture, dated as of March 1, 2024, by and among the Company, the Note Guarantors and the Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

4.9

Second Supplemental Indenture, dated as of October 8, 2024, by and among AAR CORP., as issuer, AAR Allen Services, Inc., as guaranteeing subsidiary, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024)

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

Index		Exhibits

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

10.8*

AAR CORP. 2013 Stock Plan as amended and restated effective July 13, 2020 (reflecting amendments since July 13, 2020) (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on August 8, 2023)

10.9*

Third Amendment to the AAR CORP. 2013 Stock Plan (as amended and restated effective July 13, 2020) dated March 19, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

	10.10*	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

10.11*

First Amendment to Form of Severance and Change in Control Agreement dated March 19, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

10.12

Credit Agreement dated December 14, 2022 among AAR CORP., Wells Fargo, N.A., as administrative agent, and the various financial institutions party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023)

10.13

Revolver Amendment, dated as of March 1, 2024, by and among the Company, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

10.14

Amendment No. 2 to Credit Agreement, dated as of February 27, 2025, by and among AAR CORP., as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025)

Index		Exhibits

10.15

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

10.16

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.17

Second Amendment to Purchase Agreement dated as of October 25, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.18

Third Amendment to Purchase Agreement dated as of October 7, 2020 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

10.19

Amendment dated December 23, 2021 to Purchase Agreement dated as of February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2022)

10.20

Fifth Amendment to Purchase Agreement, dated as of December 3, 2024, by and between AAR CORP., as seller representative, servicer and parent, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024)

10.21*

Post-Retirement Agreement dated May 24, 2018 between AAR CORP. and David P. Storch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 25, 2018), as amended May 31, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2019), as amended July 11, 2019 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019), and as amended July 13, 2021 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021))

Index		Exhibits

10.22*

Consulting Agreement between the Company and David P. Storch, dated September 20, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022)

10.23*

Amended and Restated Employment Agreement dated as of May 24, 2018 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.24*

First Amendment to the Amended and Restated Employment Agreement dated as of July 30, 2020 between AAR CORP. and John M. Holmes (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2020)

10.25*

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

10.27*

Form of AAR CORP. Fiscal 2023 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022)

10.28

Payroll Support Agreement dated July 30, 2020 by and between AAR Aircraft Services, Inc., Aviation Maintenance Staffing, Inc., AAR Landing Gear LLC, and the United States Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2020)

	10.29*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

	10.30*	Form of AAR CORP. Fiscal 2022 Special Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

	10.31*	Form of AAR CORP. Fiscal 2022 Special Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 25, 2022)

	10.32*	Form of AAR CORP. Fiscal 2024 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

	Index		Exhibits

10.33*

Form of AAR CORP. Fiscal 2024 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

		10.34*	Form of AAR CORP. Fiscal 2024 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

10.35*

Form of AAR CORP. Fiscal 2024 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

		10.36*	Form of Fiscal 2025 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

		10.37*	Form of AAR CORP. Fiscal 2025 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

10.38*

Form of AAR CORP. Fiscal 2025 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

		10.39*	Form of AAR CORP. Fiscal 2025 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

10.40*

Form of AAR CORP. Fiscal 2025 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

10.41*

Supplemental Guaranty, dated as of September 10, 2024, by AAR Allen Services, Inc., as guarantor, to Wells Fargo Bank, N.A., as administrative agent and contractual representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024)

10.42*

Separation Agreement and Release by and between AAR CORP. and Tracey Patterson dated January 6, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025)

		10.43*	Form of Fiscal 2026 Director Restricted Stock Agreement (filed herewith)

19.	Insider Trading Policies and Procedures	19.1	AAR CORP. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

	Index		Exhibits

21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith)

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Rule 13a-14(a)/15d-14(a) Certifications	31.1	Section 302 Certification dated July 21, 2025 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 21, 2025 of Sean M. Gillen, Senior Vice President and Chief Financial Officer of Registrant (filed herewith)

32.	Section 1350 Certifications	32.1	Section 906 Certification dated July 21, 2025 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (furnished herewith)

		32.2	Section 906 Certification dated July 21, 2025 of Sean M. Gillen, Senior Vice President and Chief Financial Officer of Registrant (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation	97.1	AAR CORP. Compensation Recoupment Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

101.	Interactive Data File	101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2025 and 2024, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2025, 2024, and 2023, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2025 and (vi) Notes to Consolidated Financial Statements.**

104.	Cover Page Interactive Data File	104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+ Excludes certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.

++ Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant is not filing certain documents. The Registrant agrees to furnish a copy of each such document upon the request of the Commission.

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

AAR CORP.
(Registrant)

Date: July 21, 2025	BY:	/s/ JOHN M. HOLMES
John M. Holmes
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
July 21, 2025
/s/ JOHN M. HOLMES	Chairman, President and Chief Executive Officer
John M. Holmes	(Principal Executive Officer)

/s/ SEAN M. GILLEN	Senior Vice President and Chief Financial Officer
Sean M. Gillen	(Principal Financial Officer)

/s/ ERIC S. PACHAPA	Vice President, Controller and Chief Accounting
Eric S. Pachapa	Officer (Principal Accounting Officer)

/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce

/s/ JOHN W. DIETRICH	Director
John W. Dietrich

/s/ JEFFREY N. EDWARDS	Director
Jeffrey N. Edwards

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ ELLEN M. LORD	Director
Ellen M. Lord

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ BILLY NOLEN	Director
Billy Nolen

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director
Jennifer L. Vogel

/s/ HEMA WIDHANI	Director
Hema Widhani

/s/ MARC J. WALFISH	Director
Marc J. Walfish