Form 10-Q
period 2025-08-31
AAR CORP
filed 2025-09-23
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2025

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

As of August 31, 2025 there were 36,112,491 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2025

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2025 and May 31, 2025

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2025	2025
	(Unaudited)
Current assets:
Cash and cash equivalents	$80.0	$96.5
Restricted cash	11.6	12.7
Accounts receivable, less allowances of $12.4 and $10.7, respectively	363.5	354.8
Contract assets	146.7	140.3
Inventories	861.5	809.2
Prepaid expenses and other current assets	103.6	97.1
Total current assets	1,566.9	1,510.6

Property, plant, and equipment, net of accumulated depreciation of $285.1 and $278.7, respectively	161.9	158.5

Other assets:
Goodwill	543.1	530.8
Intangible assets, net of accumulated amortization of $33.6 and $29.5, respectively	225.9	219.6
Rotable assets supporting long-term programs	173.4	172.4
Operating lease right-of-use assets, net	91.0	93.3
Other non-current assets	167.5	159.4
	1,200.9	1,175.5
	$2,929.7	$2,844.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2025 and May 31, 2025

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2025	2025
	(Unaudited)
Current liabilities:
Accounts payable	$313.5	$303.1
Accrued liabilities	225.0	251.6
Total current liabilities	538.5	554.7

Long-term debt	1,022.1	968.0
Operating lease liabilities	77.9	79.6
Deferred tax liabilities	21.5	18.4
Other liabilities	20.4	12.3
	1,141.9	1,078.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,300,786 shares at cost	45.3	45.3
Capital surplus	503.5	505.2
Retained earnings	1,003.8	969.4
Treasury stock, 9,188,295 and 9,470,781 shares at cost, respectively	(298.1)	(302.7)
Accumulated other comprehensive loss	(5.2)	(5.6)
Total equity	1,249.3	1,211.6
	$2,929.7	$2,844.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2025	2024
Sales:
Sales from products	$487.8	$396.9
Sales from services	251.8	264.8
	739.6	661.7
Cost of sales:
Cost of products	400.7	331.1
Cost of services	205.2	213.4
	605.9	544.5
Gross profit	133.7	117.2
Provision for credit losses	0.6	0.2
Selling, general, and administrative	71.2	75.9
Earnings from joint ventures	3.0	2.3
Operating income	64.9	43.4
Gains (Losses) related to sale and exit of businesses, net	0.7	(0.1)
Other expense, net	(0.1)	(0.1)
Interest expense	(18.8)	(18.8)
Interest income	0.3	0.5
Income before income taxes	47.0	24.9
Income tax expense	12.6	6.9
Net income	$34.4	$18.0

Earnings per share - basic	$0.96	$0.50
Earnings per share – diluted	0.95	0.50

Share data used for earnings per share:
Weighted average shares outstanding – basic	35.7	35.2
Weighted average shares outstanding – diluted	35.9	35.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2025	2024
Net income	$34.4	$18.0
Other comprehensive income, net of tax:
Currency translation adjustments	0.4	1.5
Other comprehensive income, net of tax	0.4	1.5
Comprehensive income	$34.8	$19.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2025	2024
Cash flows used in operating activities:
Net income	$34.4	$18.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13.8	13.5
Amortization of financing costs	0.7	0.7
Stock-based compensation expense	5.3	5.0
Earnings from joint ventures	(3.0)	(2.3)
Provision for credit losses	0.6	0.2
Gain on sale of business	(1.0)	—
Changes in certain assets and liabilities:
Accounts receivable	(8.5)	(23.7)
Contract assets	(6.4)	(24.5)
Inventories	(51.8)	(14.8)
Prepaid expenses and other current assets	3.5	(8.5)
Rotable assets supporting long-term programs	(3.5)	(6.5)
Accounts payable	10.0	19.4
Accrued and other liabilities	(26.7)	(10.9)
Other	(12.3)	15.8
Net cash used in operating activities	(44.9)	(18.6)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(8.7)	(7.9)
Acquisitions, net of cash acquired	(11.9)	2.9
Other	(3.2)	(0.3)
Net cash used in investing activities	(23.8)	(5.3)
Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowings	153.0	—
Short-term borrowings (repayments), net	(97.0)	(5.0)
Financing costs	(2.5)	—
Stock compensation activity	(2.4)	(4.1)
Net cash provided by (used in) financing activities	51.1	(9.1)
Decrease in cash, cash equivalents, and restricted cash	(17.6)	(33.0)
Cash, cash equivalents, and restricted cash at beginning of period	109.2	96.1
Cash, cash equivalents, and restricted cash at end of period	$91.6	$63.1

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2025	$45.3	$505.2	$969.4	$(302.7)	$(5.6)	$1,211.6
Net income	—	—	34.4	—	—	34.4
Stock option activity	—	2.5	—	4.2	—	6.7
Restricted stock activity	—	(4.2)	—	0.4	—	(3.8)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance, August 31, 2025	$45.3	$503.5	$1,003.8	$(298.1)	$(5.2)	$1,249.3

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	18.0	—	—	18.0
Stock option activity	—	0.9	—	0.2	—	1.1
Restricted stock activity	—	(4.4)	—	4.2	—	(0.2)
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2024	$45.3	$490.4	$974.9	$(293.1)	$(7.3)	$1,210.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2025 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of August 31, 2025, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended August 31, 2025 and 2024, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2025 and 2024, and the Condensed Consolidated Statement of Changes in Equity for the three-month periods ended August 31, 2025 and 2024. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the prior year presentation to conform to the fiscal 2026 presentation.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU would be applied on a prospective basis with retrospective application permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

2. Acquisitions

Acquisition of Aerostrat

On August 11, 2025, we acquired the outstanding shares of Aerostrat Corp. (“Aerostrat”) for a base purchase price of $15.0 million plus contingent consideration of up to $5.0 million. Aerostrat is a leading long-range maintenance planning software provider used by airlines, maintenance, repair, and overhaul (“MRO”) facilities, and cargo companies to automate complex scheduling, ensure production capacity, and simplify aircraft allocation.

The base purchase price was paid at closing except for $3.1 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The contingent consideration includes $1.0 million subject to the successful launch of certain product offering by December 31, 2026 and up to $4.0 million based on the achievement of adjusted revenue targets by August 1, 2028. The estimated fair value of the contingent consideration was $5.0 million at the acquisition date and has been included in the purchase price.

We accounted for the acquisition using the acquisition method and included the results of Aerostrat’s operations in our consolidated financial statements from the effective date of the acquisition. Aerostrat’s results are reported within our Integrated Solutions segment. Transaction costs associated with the acquisition of $0.5 million were expensed as incurred.

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital and intangible assets. The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Current assets	$0.7
Intangible assets	10.3
Deferred revenue	(0.6)
Deferred tax liabilities	(2.6)
Net assets acquired	7.8
Goodwill	12.3
Purchase price, net of cash acquired	$20.1

Acquired amortizable intangible assets include customer relationships of $4.7 million and developed technology of $4.9 million which are being amortized over 10 years and 20 years, respectively. Intangible assets also include tradenames of $0.7 million which are indefinite-lived. The goodwill associated with the Aerostrat acquisition is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary products and services, cross-selling opportunities and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

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

Product Support’s results are reported within our Repair & Engineering segment. The purchase price was paid at closing and was funded with debt financing.We accounted for the acquisition using the acquisition method and included the results of Product Support’s operations in our consolidated financial statements from the effective date of the acquisition.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

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

As part of our integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in fiscal 2026. Expenses recognized for integration activities, including facility closure costs, product line exits, severance, retention, and other related costs were $1.0 million and $1.5 million during the three-month periods ended August 31, 2025 and 2024, respectively.

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

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The post-closing adjustments for working capital and indebtedness were finalized in the second quarter of fiscal 2024, resulting in a purchase price reduction of $1.8 million and the release of $3.0 million from escrow. During the fourth quarter of fiscal 2025, an additional $4.4 million was released from escrow. The remaining escrow balance of $5.3 million is expected to be released in fiscal 2026.

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

We recognized compensation expense of $1.5 million in the three-month period ended August 31, 2024. As of August 31, 2025, we had a contingent consideration liability of $8.1 million, which was classified as Accrued liabilities on our Condensed Consolidated Balance Sheet. We expect to finalize the contingent consideration in fiscal 2026.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

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

Following the sale of the last operating contract of the COCO business in 2020, our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the COCO business. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use (“ROU”) assets and lease-related liabilities. Assets of discontinued operations are classified within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets and were $5.2 million and $6.2 million as of August 31, 2025 and May 31, 2025, respectively. Liabilities of discontinued operations are classified within Accrued liabilities on our Condensed Consolidated Balance Sheets and were $4.9 million and $5.8 million as of August 31, 2025 and May 31, 2025, respectively.

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

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

For the three-month period ended August 31, 2025, we recognized no cumulative catch-up adjustments. For the three-month period ended August 31, 2024, we recognized favorable cumulative catch-up adjustments of $2.4 million.

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

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2025	2025	Change
Contract assets – current	$146.7	$140.3	$6.4
Contract assets – non-current	33.2	28.4	4.8
Contract liabilities:
Deferred revenue – current	(32.3)	(40.3)	8.0
Deferred revenue on long-term contracts	(8.4)	(6.4)	(2.0)
Net contract assets	$139.2	$122.0	$17.2

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

During fiscal 2024, we experienced delayed collections from one of our significant regional airline customers and issued the customer a Notice of Payment and Other Defaults during the second quarter of fiscal 2024 to request payment and reserve our rights under our agreements. In the fourth quarter of fiscal 2024, we terminated a power-by-the-hour (“PBH”) program with this customer which resulted in a net termination charge of $4.8 million. The charge included a reduction in contract assets and revenue of $7.8 million and the establishment of repair reserves of $2.5 million partially offset by a $5.5 million gain recognized from the customer’s obligation to purchase the rotable assets we utilized to perform the PBH services. In conjunction with the termination for default, the customer was obligated to purchase the rotable assets, and we sold the assets to the customer in the fourth quarter of fiscal 2025 for $18.7 million.

We expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of August 31, 2025 included accounts receivable of $33.5 million, including $9.0 million past due, and contract assets of $3.2 million related to this customer.

During the first quarter of fiscal 2025, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer. Under the conditions for the termination for convenience, we have the right to submit a proposal for recovery of our incurred costs. In conjunction with the termination, we expensed equipment and inventory of $12.7 million in the first quarter of fiscal 2025 and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs.

During the third quarter of fiscal 2025, we submitted our termination settlement proposal to the customer and increased our contract asset to $13.5 million based on the revised estimated recovery. In conjunction with the termination settlement proposal submission, we also expensed an additional $1.0 million of equipment and other costs.

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2025 and 2024:

	Three Months Ended
	August 31,
	2025	2024
Deferred revenue at beginning of period	$(46.7)	$(21.9)
Revenue deferred	(87.0)	(84.4)
Revenue recognized	93.7	74.2
Other (1)	(0.7)	3.9
Deferred revenue at end of period	$(40.7)	$(28.2)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of August 31, 2025, we had approximately $490 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 75% of this backlog will be recognized as revenue over the next 12 months, an additional 20% of the firm backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three-month periods ended August 31, 2025 and 2024 were as follows:

	Three Months Ended
	August 31,
	2025	2024
Parts Supply:
Commercial	$254.5	$210.4
Government and defense	63.3	39.3
	$317.8	$249.7

Repair & Engineering
Commercial	$195.7	$191.2
Government and defense	18.9	26.4
	$214.6	$217.6

Integrated Solutions:
Commercial	$72.4	$70.0
Government and defense	112.6	98.9
	$185.0	$168.9

Expeditionary Services:
Commercial	$0.7	$1.3
Government and defense	21.5	24.2
	$22.2	$25.5

Consolidated sales by geographic region for the three-month periods ended August 31, 2025 and 2024 were as follows:

	Three Months Ended
	August 31,
	2025	2024
U.S./Canada	$519.1	$473.4
Europe/Africa	99.7	108.8
Asia/South Pacific	89.7	64.0
Other	31.1	15.5
	$739.6	$661.7

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

5. Restricted Cash

Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. As of August 31, 2025, restricted cash includes $8.3 million on deposit with escrow agents related to our recent acquisitions of Trax and Aerostrat and $3.3 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

The restrictions related to our acquisitions lapse at the time of resolution of certain contingencies including tax contingencies. The restrictions related to the receivable securitization arrangements lapse at the time we remit the customer payments collected by us as servicer of previously sold customer receivables to the purchaser.

6. Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2025	2025
U.S. Government contracts:
Trade receivables	$32.6	$26.6
Unbilled receivables	9.1	13.4
	41.7	40.0
All other customers:
Trade receivables	299.4	283.4
Unbilled receivables	22.4	31.4
	321.8	314.8
	$363.5	$354.8

7. Equity

Stock - Based Compensation

In July 2025, as part of our annual long-term stock incentive compensation, we granted 85,605 shares of performance-based restricted stock and 64,795 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $79.45 (the closing price per share of our common stock on the grant date). We also granted 24,178 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $61.41 (the closing price per share of our common stock on the grant date).

Expense charged to operations for restricted stock during each of the three-month periods ended August 31, 2025 and 2024 was $4.2 million and $4.1 million, respectively.

In July 2025, as part of our annual long-term stock incentive compensation, we granted 154,185 stock options to eligible employees at an exercise price per share of $79.45 and grant date fair value per share of $28.71. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.9%
Expected volatility of common stock	34.1%
Dividend yield	0.0%
Expected option term in years	4.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2025 and 2024 was $4.6 million and $0.2 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2025 and 2024 was $1.1 million and $0.9 million, respectively.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the equity’s grant date fair value. For participants who are or become retirement-eligible during the service period, stock-based compensation expense is recognized over the period ending on the date the participant becomes retirement-eligible.

Earnings per Share

The potential dilutive effect of 64,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month period ended August 31, 2025 as the shares would have been anti-dilutive. At August 31, 2024, no stock options were determined to be anti-dilutive.

8. Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2025	2025
Aircraft and engine parts, components and finished goods	$694.6	$659.4
Raw materials and parts	135.8	119.9
Work-in-process	31.1	29.9
	$861.5	$809.2

9. Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2025	2024
Interest paid	$8.5	$9.0
Income taxes paid	5.6	5.2
Income tax refunds received	—	0.1
Operating lease liabilities arising from obtaining or re-measuring ROU assets	1.6	0.8

10. Sale of Receivables

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At August 31, 2025, we have utilized $21.0 million which reduced the availability under the Purchase Agreement to $129.0 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

During the three-month periods ended August 31, 2025 and 2024, we sold $49.2 million and $50.9 million, respectively, of receivables under the Purchase Agreement and remitted $46.2 million and $35.6 million, respectively, to the Purchaser on their behalf. As of August 31, 2025 and May 31, 2025, we had collected cash of $3.3 million and $7.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.2 million and $0.3 million during the three-month periods ended August 31, 2025 and 2024, respectively.

11. Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2025	2025
Senior Notes	$700.0	$550.0
Amended Revolving Credit Facility with interest payable monthly	330.0	427.0
Debt premium, net	2.9	—
Debt issuance costs, net	(10.8)	(9.0)
Long-term debt	$1,022.1	$968.0

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

Borrowings outstanding under the Amended Revolving Credit Facility at August 31, 2025 were $330.0 million and there were $9.1 million of outstanding letters of credit, which reduced the availability of this facility to $485.9 million.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Senior Notes – Original Issuance

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

Senior Notes – Subsequent Issuance

On August 14, 2025, we issued an additional $150.0 million aggregate principal amount of our Notes (the “Additional Notes”). The Additional Notes were issued under the existing Indenture and other than with respect to the date of issuance and the offering price, the Additional Notes have the same terms as the Notes.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Debt issuance costs of $2.5 million were incurred in connection with the Additional Notes which were issued at an original issuance premium 102% of their principal amount, or $3.0 million. The premium and debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The premium and debt issuance costs are classified withing Long-term debt on our Condensed Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the Notes.

At August 31, 2025, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At August 31, 2025, we were in compliance with the financial and other covenants in our financing agreements.

12. Other Non-current Assets

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

Our sales to the ASAS JV, including service fees earned by us on providing support to the ASAS JV, were $5.0 million and $1.7 million during the three-month periods ended August 31, 2025 and 2024, respectively.

Investment in Indian Joint Venture

Our investments in joint ventures previously included a 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. We had also guaranteed 40% of the Indian joint venture’s debt and each of the partners in the Indian joint venture had a loan to the joint venture proportionate to its equity ownership.

During the first quarter of fiscal 2025, we executed a Share Purchase Agreement with our Indian joint venture partners whereby we agreed to sell our equity to those partners for $0.1 million conditional on the repayment of our loan and the release of our guarantee of the Indian joint venture’s debt. During the first quarter of fiscal 2025, we were released from our debt guarantee obligations and de-recognized the related $9.4 million guarantee liability. In the second quarter of fiscal 2025, we received $2.1 million reflecting the principal value of our shareholder loan. In conjunction with these transactions, the Share Purchase Agreement, and transition services arrangements, we recognized a gain of $2.1 million during fiscal 2025. Our Condensed Consolidated Balance Sheet as of August 31, 2025 includes a receivable of $0.7 million from our former Indian joint venture partners for our transition services.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During the three-month periods ended August 31, 2025 and 2024, we received $1.1 million and $0.5 million, respectively, for such services.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

Surplus plan assets remained after the settlement and have been primarily used to fund certain contributions associated with one of our qualified 401(k) plans. Surplus plan assets not used for these 401(k) contributions would be subject to a 20% excise tax upon withdrawal. As of August 31, 2025, our Condensed Consolidated Balance Sheet included $0.8 million of remaining surplus plan assets. We expect to utilize the assets over the next twelve months to fund our non-elective, discretionary contributions to the 401(k) plan.

14. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2025 and 2024 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2025	$(2.4)	$(3.2)	$(5.6)
Other comprehensive income	0.4	—	0.4
Balance at August 31, 2025	$(2.0)	$(3.2)	$(5.2)

Balance at June 1, 2024	$(5.5)	$(3.3)	$(8.8)
Other comprehensive income	1.5	—	1.5
Balance at August 31, 2024	$(4.0)	$(3.3)	$(7.3)

15. Sale of Landing Gear Overhaul Business

On December 19, 2024, we entered into an agreement to divest our LGO business to GA Telesis for $51 million subject to post-closing adjustments for working capital, cash, and debt. In the third quarter of fiscal 2025 , the LGO assets and liabilities were reclassified to assets and liabilities held for sale and we recognized a non-cash, pre-tax impairment charge of $63.0 million to adjust the carrying value of the LGO assets to their estimated fair value. Goodwill of $14.6 million was also reclassified to assets held for sale and was included in the determination of the impairment charge.

The LGO business was reported within our Repair & Engineering segment. The divestiture did not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

The sale closed in the fourth quarter of fiscal 2025 with net proceeds received of $48.0 million. We recognized $6.6 million of additional loss on the sale resulting from purchase price adjustments in the fourth quarter of fiscal 2025. We recognized a gain of $1.0 million in the first quarter of fiscal 2026 for the final resolution of the purchase price adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

16. Business Segment Information

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components and distribution of new parts (“Distribution”);
●	Repair & Engineering, primarily consisting of our MRO services across airframes (“Airframe MRO”) and components (“Component Services”);
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2025. Cost of sales consists principally of the cost of products, including material used in manufacturing operations, direct labor, and overhead.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer and he evaluates performance on our operating segments using operating income as the primary profitability measure. Our operating segments are aligned principally around differences in products and services and is consistent with how our CODM allocates resources, assesses performance, and makes decisions.

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

Significant expenses for each segment are as follows:

	Three Months Ended August 31, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$317.8	$256.5	$23.3	$(2.9)	$40.9
Repair & Engineering	214.6	172.0	22.0	0.2	20.4
Integrated Solutions	185.0	159.3	16.2	(0.2)	9.7
Expeditionary Services	22.2	17.6	1.6	—	3.0
	$739.6	$605.4	$63.1	$(2.9)	$74.0
Corporate and other					(9.1)
					64.9
Gains related to sale and exit of businesses, net					0.7
Other expense, net					(0.1)
Interest expense					(18.8)
Interest income					0.3
Income before income taxes					$47.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended August 31, 2024
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$249.7	$199.7	$20.3	$(0.4)	$30.1
Repair & Engineering	217.6	175.0	23.1	(1.6)	21.1
Integrated Solutions	168.9	144.1	17.2	(0.1)	7.7
Expeditionary Services	25.5	25.7	1.5	—	(1.7)
	$661.7	$544.5	$62.1	$(2.1)	$57.2
Corporate and other					(13.8)
					43.4
Losses related to sale and exit of businesses					(0.1)
Other expense, net					(0.1)
Interest expense					(18.8)
Interest income					0.5
Income before income taxes					$24.9

Selected financial information for each segment is as follows:

	Three Months Ended August 31, 2025
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$317.8	$2.1	$319.9
Repair & Engineering	214.6	22.0	236.6
Integrated Solutions	185.0	1.5	186.5
Expeditionary Services	22.2	—	22.2
	$739.6	$25.6	$765.2

	Three Months Ended August 31, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$249.7	$2.5	$252.2
Repair & Engineering	217.6	22.6	240.2
Integrated Solutions	168.9	0.3	169.2
Expeditionary Services	25.5	—	25.5
	$661.7	$25.4	$687.1

	Three Months Ended
	August 31,
	2025	2024
Capital expenditures:
Parts Supply	$0.3	$—
Repair & Engineering	4.9	2.5
Integrated Solutions	2.1	1.6
Expeditionary Services	0.7	3.4
Corporate and discontinued operations	0.7	0.4
	$8.7	$7.9

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended
	August 31,
	2025	2024
Depreciation and amortization: [1]
Parts Supply	$2.9	$2.6
Repair & Engineering	6.6	6.6
Integrated Solutions	4.5	4.0
Expeditionary Services	0.4	0.4
Corporate and discontinued operations	4.7	4.9
	$19.1	$18.5

1 Includes amortization of stock-based compensation.

	Three Months Ended
	August 31,
	2025	2024
Earnings from joint ventures:
Parts Supply	$2.9	$0.5
Repair & Engineering	0.1	1.8
	$3.0	$2.3

	August 31,	May 31,
	2025	2025
Total assets:
Parts Supply	$875.0	$818.8
Repair & Engineering	1,166.1	1,155.2
Integrated Solutions	660.0	620.8
Expeditionary Services	82.6	79.0
Corporate and discontinued operations	146.0	170.8
	$2,929.7	$2,844.6

	August 31,	May 31,
	2025	2025
Investments in joint ventures:
Parts Supply	$11.3	$8.4
Repair & Engineering	23.5	23.9
	$34.8	$32.3

17. Legal Proceedings

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. As of August 31, 2025, our Condensed Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $2.0 million classified as long-term in Other liabilities.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2025

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

Based on news reports and judgments from the Nepalese court, we understand that several defendants were convicted in connection with the charges, including AAR International, Inc. The conviction against AAR International, Inc. purportedly carries a fine of approximately $0.9 million as well as a prison sentence of 1.5 years. AAR understands that Mr. Holmes was not personally convicted, but because under Nepalese law it is the responsibility of the company’s principal business executive to accept the sentence of the company, Mr. Holmes has been assigned the company’s sentence by the court. The Company does not currently intend to participate in the proceedings, and does not intend to pay the fine, believing the proceedings and outcome lack due process. The Company does not believe that the outcome of these proceedings will have a material adverse effect on the Company’s operations, financial position, or cash flows. We recognized a liability for the $0.9 million fine in the second quarter of fiscal 2025.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview and Outlook

We report our activities in four business segments:

●	Parts Supply, primarily consisting of our sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components and distribution of new parts (“Distribution”);
●	Repair & Engineering, primarily consisting of our MRO services across airframes (“Airframe MRO”) and components (“Component Services”);
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

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

During the first quarter of fiscal 2026, we executed a restructuring plan to streamline operations and reduce costs. As part of this plan, we eliminated approximately 60 positions and recognized severance charges of $1.0 million.

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

We are currently expanding both our Miami and Oklahoma City airframe maintenance facilities to meet growing customer demand. In Miami, we are constructing a 114,000 square foot facility with three bays adjacent to our existing hangar. In Oklahoma City, we are constructing an 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. The Oklahoma City expansion is expected to be complete in early calendar 2026 and the Miami expansion is expected to be complete in mid-to-late calendar 2026.

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

Our integrated software solutions are primarily comprised of our Trax software which we acquired in fiscal 2023. Trax has the first fully cloud-based electronic enterprise resource platform for the MRO industry and also offers a full suite of “paperless” mobility apps that are in process of automating MRO workflows with artificial intelligence. In addition, we acquired Aerostrat, a leading long-range maintenance planning software company, in the first quarter of fiscal 2026 for a purchase price of $15 million plus contingent consideration of up to $5 million.

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

Discussion of Results of Operations

	Three Months Ended August 31,
	2025	2024	% Change
Sales:
Commercial	$523.3	$472.9	10.7%
Government and defense	216.3	188.8	14.6%
	$739.6	$661.7	11.8%

Gross Profit:
Commercial	$89.5	$92.8	(3.6)%
Government and defense	44.2	24.4	81.1%
	$133.7	$117.2	14.1%

Gross Profit Margin:
Commercial	17.1%	19.6%
Government and defense	20.4%	12.9%
Consolidated	18.1%	17.7%

Consolidated sales for the first quarter of fiscal 2026 increased $77.9 million, or 11.8%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $50.4 million, or 10.7%, over the prior year quarter primarily due to strong demand and volume growth in our Parts Supply segment from both our new parts Distribution and USM. Our consolidated sales to government customers increased $27.5 million, or 14.6%, primarily due to volume growth in our Parts Supply segment from new parts Distribution activities.

Consolidated cost of sales increased $61.4 million, or 11.3%, over the prior year quarter which was largely in line with the consolidated sales increase of 11.8% discussed above.

Consolidated gross profit for the first quarter of fiscal 2026 increased $16.5 million, or 14.1%, over the prior year quarter. Gross profit on sales to government customers increased $19.8 million, or 81.1%, with the gross profit margin increased to 20.4% from 12.9% in the prior year quarter. These increases across government customers are primarily attributable to strong demand and volume growth for our new parts Distribution activities.

Gross profit on sales to commercial customers decreased $3.3 million, or 3.6%, from the prior year quarter with the gross profit margin decreased to 17.1% from 19.6%. These decreases are primarily due to lower profitability in our power-by-the-hour programs activities.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $4.7 million, or 6.2%, from the prior year quarter primarily due to the FCPA matters which were settled in the second quarter of fiscal 2025.

As a percent of sales, selling, general and administrative expenses decreased to 9.6% from 11.5% in the prior year primarily due to settlement of the FCPA matters.

Interest Expense

Interest expense remained consistent at $18.8 million in the first quarter of fiscal 2026 compared to the prior year quarter reflecting the impact of lower interest rates offset by higher average borrowings used to fund inventory and other investments in the business. Our average borrowing rate on our Revolving Credit Facility was 6.14% in the first quarter of fiscal 2026 compared to 6.80% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 26.8% for the first quarter of fiscal 2026 compared to 27.7% in the prior year quarter. The decrease in the effective tax rate was primarily attributable to higher tax benefits from stock compensation in fiscal 2026.

Operating Segment Results of Operations

Three-Month Periods Ended August 31, 2025 and 2024

Parts Supply Segment

	Three Months Ended August 31,
	2025	2024	% Change
Third-party sales	$317.8	$249.7	27.3%
Operating income	40.9	30.1	35.9%
Operating margin	12.9%	12.1%

Sales in the Parts Supply segment increased $68.1 million, or 27.3%, over the prior year quarter primarily due to double-digit increases in both our new parts Distribution activities which increased 23.9% and in our USM activities which increased 32.1%. Whole asset sales in our aftermarket parts trading activities increased $27.8 million in the first quarter of fiscal 2026 over the prior year quarter.

Operating income in the Parts Supply segment increased $10.8 million, or 35.9%, over the prior year quarter, primarily due to volume growth in our new parts Distribution activities.

Repair & Engineering Segment

	Three Months Ended August 31,
	2025	2024	% Change
Third-party sales	$214.6	$217.6	(1.4)%
Operating income	20.4	21.1	(3.3)%
Operating margin	9.5%	9.7%

Sales in the Repair & Engineering segment decreased $3.0 million, or 1.4%, from the prior year quarter primarily due to the divestiture of our LGO business in the fourth quarter of fiscal 2025. The LGO business contributed sales of $19.2 million in the first quarter of fiscal 2025. In addition, sales increased $13.2 million at our airframe maintenance facilities in the first quarter of fiscal 2026 over the prior year quarter.

Operating income in the Repair & Engineering segment decreased $0.7 million, or 3.3%, from the prior year quarter primarily due to lower profitability in our Component Services activities. Operating margin decreased to 9.5% from 9.7% in the prior year quarter, reflecting the lower profitability in our Component Services activities.

Integrated Solutions Segment

	Three Months Ended August 31,
	2025	2024	% Change
Third-party sales	$185.0	$168.9	9.5%
Operating income	9.7	7.7	26.0%
Operating margin	5.2%	4.6%

Sales in the Integrated Solutions segment increased $16.1 million, or 9.5%, over the prior year quarter primarily due to higher government program activity.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the first quarter of fiscal 2026, we recognized no cumulative catch-up adjustments compared to favorable cumulative catch-up adjustments of $2.4 million in the prior year quarter. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services.

Operating income in the Integrated Solutions segment increased $2.0 million, or 26.0%, over the prior year quarter and the operating margin increased to 5.2% from 4.6%. These increases were primarily attributable to our government programs activity and its sales growth as well as higher profitability from the mix of products and services.

Expeditionary Services Segment

	Three Months Ended August 31,
	2025	2024	% Change
Third-party sales	$22.2	$25.5	(12.9)%
Operating income (loss)	3.0	(1.7)	276.5%
Operating margin	13.5%	(6.7)%

Sales in the Expeditionary Services segment decreased $3.3 million, or 12.9%, from the prior year period. During the first quarter of fiscal 2025, our Next Generation Pallet contract was terminated for convenience by our U.S. Government customer and we recognized sales of $9.5 million in that period reflecting our estimated recovery on our incurred costs. This sales decrease from the prior year period was partially offset by sales growth across multiple product lines including pallets, containers, and shelters.

Operating income in the Expeditionary Services segment increased $4.7 million, or 276.5%, over the prior year quarter primarily due to the prior year impact of the termination of the Next Generation Pallet contract. In conjunction with the termination, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. Operating margin increased to 13.5% from (6.7)% in the prior year quarter, primarily due to the prior year contract termination.

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

At August 31, 2025, our liquidity and capital resources included working capital of $1,028.4 million inclusive of cash of $80.0 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

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

At August 31, 2025, borrowings outstanding under the Amended Revolving Credit Facility were $330.0 million and there were approximately $9.1 million of outstanding letters of credit, which reduced the availability under this facility to $485.9 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of August 31, 2025, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $10.0 million.

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

On August 14, 2025, we issued an additional $150.0 million aggregate principal amount of our Notes (the “Additional Notes”). Other than with respect to the date of issuance and the offering price, the Additional Notes have the same terms as the Notes. Debt issuance costs of $2.5 million were incurred in connection with the Additional Notes which were issued at an original issuance premium 102% of their principal amount, or $3.0 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At August 31, 2025, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At August 31, 2025, we have utilized $21.0 million which reduced the availability under the Purchase Agreement to $129.0 million.

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

We expect full payment from the customer of all amounts due under the terminated agreement and all other agreements and do not believe a reserve for credit loss is warranted. Our Condensed Consolidated Balance Sheet as of August 31, 2025 included accounts receivable of $33.5 million, including $9.0 million past due, and contract assets of $3.2 million related to this customer.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the three-month period ended August 31, 2025. Since inception of the renewal authorization, we have repurchased 2.4 million shares for an aggregate purchase price of $107.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities was $44.9 million in the first quarter of fiscal 2026 compared to $18.6 million in the prior year quarter. The increase in cash used in operating activities over the prior year of $26.3 million was primarily attributable to working capital changes, including increased inventory investments in both new parts and used serviceable material in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $23.8 million during the first quarter of fiscal 2026 compared to $5.3 million in the prior year period. The increase in cash used in investing activities over the prior year of $18.5 million was primarily related to the acquisition of the Aerostrat business in the first quarter of fiscal 2026.

Cash Flows from Financing Activities

Net cash provided by financing activities was $51.1 million during the first quarter of fiscal 2026 compared to cash used of $9.1 million in the prior year quarter. The increase in cash provided by financing activities over the prior year of $60.2 million was primarily related to net proceeds from incremental borrowings in the current year to finance the Aerostrat acquisition as well as inventory and other investments in the business.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2025 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2026.

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

These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: (i) factors that adversely affect the commercial aviation industry; (ii) adverse events and negative publicity in the aviation industry; (iii) a reduction in sales to the U.S. government and its contractors; (iv) cost overruns and losses on fixed-price contracts; (v) nonperformance by subcontractors or suppliers; (vi) our ability to manage our operational footprint; (vii) a reduction in outsourcing of maintenance activity by airlines; (viii) a shortage of skilled personnel or work stoppages; (ix) competition from other companies; (x) financial, operational and legal risks arising as a result of operating internationally; (xi) inability to integrate acquisitions effectively and execute operational and financial plans related to the acquisitions; (xii) failure to realize the anticipated benefits of acquisitions; (xiii) circumstances associated with divestitures; (xiv) inability to recover costs due to fluctuations in market values for aviation products and equipment; (xv) cyber or other security threats or disruptions; (xvi) a need to make significant capital expenditures to keep pace with technological developments in our industry; (xvii) restrictions on use of intellectual property and tooling important to our business; (xviii) inability to fully execute our stock repurchase program and return capital to stockholders; (xix) limitations on our ability to access the debt and equity capital markets or to draw down funds under loan agreements; (xx) non-compliance with restrictive and financial covenants contained in our debt and loan agreements; (xxi) changes in or non-compliance with laws and regulations related to federal contractors, the aviation industry, international operations, safety, and environmental matters, and the costs of complying with such laws and regulations; and (xxii) exposure to product liability and property claims that may be in excess of our liability insurance coverage. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2025 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2025.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2025. There were no significant changes during the quarter ended August 31, 2025.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2025 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2025 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Item 5 – Other Information

On August 6, 2025, John M. Holmes, the Company’s Chairman, President and Chief Executive Officer, adopted a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “10b5-1 Plan”). Mr. Holmes’s 10b5-1 Plan provides for the potential sale of up to an aggregate 61,539 shares of the Company’s common stock between November 5, 2025, and February 2, 2026, pursuant to the terms of the 10b5-1 Plan. Mr. Holmes adopted the 10b5-1 Plan during an open trading window in accordance with the Company’s Insider Trading Policy.

Aside from as described above, no other director or “officer” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K during the three months ended August 31, 2025.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2026 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2026 Non-Qualified Stock Option Agreement (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2026 Restricted Stock Agreement (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2026 Performance Restricted Stock Agreement (filed herewith).

		10.5*	Form of Fiscal 2026 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2025 and May 31, 2025, (ii) Condensed Consolidated Statements of Income for the three-months ended August 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended August 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended August 31, 2025 and 2024, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	September 23, 2025	/s/ SEAN M. GILLEN
Sean M. Gillen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)