Form 10-Q
period 2025-11-30
AAR CORP
filed 2026-01-07
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2025

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

As of November 30, 2025 there were 39,572,508 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2025 and May 31, 2025

(In millions, except share data)

ASSETS

	November 30,	May 31,
	2025	2025
	(Unaudited)
Current assets:
Cash and cash equivalents	$75.6	$96.5
Restricted cash	20.6	12.7
Accounts receivable, less allowances of $12.7 and $10.7, respectively	401.9	354.8
Contract assets	152.6	140.3
Inventories	910.8	809.2
Prepaid expenses and other current assets	128.8	97.1
Total current assets	1,690.3	1,510.6

Property, plant, and equipment, net of accumulated depreciation of $255.3 and $278.7, respectively	216.8	158.5

Other assets:
Goodwill	552.2	530.8
Intangible assets, net of accumulated amortization of $39.8 and $29.5, respectively	295.5	219.6
Rotable assets supporting long-term programs	211.3	172.4
Lease right-of-use assets, net	105.1	93.3
Other non-current assets	171.3	159.4
	1,335.4	1,175.5
	$3,242.5	$2,844.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of November 30, 2025 and May 31, 2025

(In millions, except share data)

LIABILITIES AND EQUITY

	November 30,	May 31,
	2025	2025
	(Unaudited)
Current liabilities:
Accounts payable	$341.8	$303.1
Accrued liabilities	252.4	251.6
Total current liabilities	594.2	554.7

Long-term debt	952.7	968.0
Lease liabilities	91.6	79.6
Deferred tax liabilities	21.2	18.4
Other liabilities	21.6	12.3
	1,087.1	1,078.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 48,750,786 and 45,300,786 shares at cost, respectively	48.8	45.3
Capital surplus	778.2	505.2
Retained earnings	1,038.4	969.4
Treasury stock, 9,178,278 and 9,470,781 shares at cost, respectively	(297.8)	(302.7)
Accumulated other comprehensive loss	(6.4)	(5.6)
Total equity	1,561.2	1,211.6
	$3,242.5	$2,844.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended November 30, 2025 and 2024

(Unaudited)

(In millions, except share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Sales:
Sales from products	$509.3	$422.1	$997.1	$819.0
Sales from services	286.0	264.0	537.8	528.8
	795.3	686.1	1,534.9	1,347.8
Cost of sales:
Cost of products	413.2	345.2	813.9	676.3
Cost of services	225.2	212.3	430.4	425.7
	638.4	557.5	1,244.3	1,102.0
Gross profit	156.9	128.6	290.6	245.8
Provision for (Recovery of) credit losses	1.1	(0.3)	1.7	(0.1)
Selling, general and administrative	88.7	133.1	159.9	209.0
Earnings (Loss) from joint ventures	(0.1)	1.9	2.9	4.2
Operating income (loss)	67.0	(2.3)	131.9	41.1
Gain (Loss) related to sale and exit of business	(0.1)	(1.2)	0.6	(1.3)
Other expense, net	(0.2)	(0.2)	(0.3)	(0.3)
Interest expense	(19.1)	(19.3)	(37.9)	(38.1)
Interest income	0.5	0.5	0.8	1.0
Income (Loss) before income taxes	48.1	(22.5)	95.1	2.4
Income tax expense	13.5	8.1	26.1	15.0
Net income (loss)	$34.6	$(30.6)	$69.0	$(12.6)

Earnings (Loss) per share – basic	$0.91	$(0.87)	$1.87	$(0.36)
Earnings (Loss) per share – diluted	0.90	(0.87)	1.85	(0.36)

Share data used for earnings per share:
Weighted average shares outstanding – basic	37.8	35.2	36.8	35.2
Weighted average shares outstanding – diluted	38.1	35.2	37.0	35.2

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended November 30, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Net income (loss)	$34.6	$(30.6)	$69.0	$(12.6)
Other comprehensive loss, net of tax:
Currency translation adjustments	(1.2)	(3.3)	(0.8)	(1.8)
Other comprehensive loss, net of tax	(1.2)	(3.3)	(0.8)	(1.8)
Comprehensive income (loss)	$33.4	$(33.9)	$68.2	$(14.4)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended November 30, 2025 and 2024

(Unaudited)

(In millions)

	Six Months Ended
	November 30,
	2025	2024
Cash flows used in operating activities:
Net income (loss)	$69.0	$(12.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30.9	27.5
Amortization of financing costs	1.6	1.3
Stock-based compensation expense	9.6	10.0
Earnings from joint ventures	(2.9)	(4.2)
Provision for (Recovery of) credit losses	1.7	(0.1)
Gain on sale of business	(1.0)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(10.6)	(33.3)
Contract assets	3.7	(27.2)
Inventories	(18.3)	(57.4)
Prepaid expenses and other current assets	(17.5)	(10.6)
Rotable assets supporting long-term programs	(44.6)	(12.1)
Accounts payable	0.4	54.2
Accrued and other liabilities	(29.0)	48.4
Other	(24.3)	19.5
Net cash provided by (used in) operating activities	(31.3)	3.4
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(16.1)	(16.2)
Acquisitions, net of cash acquired	(221.6)	2.9
Other	0.6	0.1
Net cash used in investing activities	(237.1)	(13.2)
Cash flows provided by (used in) financing activities:
Proceeds from equity offering, net	273.9	—
Proceeds from long - term borrowings, net	153.0	—
Short-term borrowings (repayments), net	(167.0)	(3.8)
Financing costs	(2.5)	—
Stock compensation activity	(2.0)	—
Net cash provided by (used in) financing activities	255.4	(3.8)
Decrease in cash, cash equivalents, and restricted cash	(13.0)	(13.6)
Cash, cash equivalents, and restricted cash at beginning of period	109.2	96.1
Cash, cash equivalents, and restricted cash at end of period	$96.2	$82.5

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended November 30, 2025 and 2024

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2025	$45.3	$505.2	$969.4	$(302.7)	$(5.6)	$1,211.6
Net income	—	—	34.4	—	—	34.4
Stock option activity	—	2.5	—	4.2	—	6.7
Restricted stock activity	—	(4.2)	—	0.4	—	(3.8)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance, August 31, 2025	$45.3	$503.5	$1,003.8	$(298.1)	$(5.2)	$1,249.3
Net income	—	—	34.6	—	—	34.6
Issuance of common stock	3.5	270.4	—	—	—	273.9
Stock option activity	—	1.1	—	0.3	—	1.4
Restricted stock activity	—	3.2	—	—	—	3.2
Other comprehensive income, net of tax	—	—	—	—	(1.2)	(1.2)
Balance, November 30, 2025	$48.8	$778.2	$1,038.4	$(297.8)	$(6.4)	$1,561.2

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	18.0	—	—	18.0
Stock option activity	—	0.9	—	0.2	—	1.1
Restricted stock activity	—	(4.4)	—	4.2	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2024	$45.3	$490.4	$974.9	$(293.1)	$(7.3)	$1,210.2
Net loss	—	—	(30.6)	—	—	(30.6)
Stock option activity	—	1.0	—	0.2	—	1.2
Restricted stock activity	—	4.1	—	—	—	4.1
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance, November 30, 2024	$45.3	$495.5	$944.3	$(292.9)	$(10.6)	$1,181.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

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

We have prepared these statements without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2025 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of November 30, 2025, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-and six-month periods ended November 30, 2025 and 2024, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2025 and 2024, and the Condensed Consolidated Statement of Changes in Equity for the three- and six-month periods ended November 30, 2025 and 2024. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

2. Acquisitions

Acquisition of HAECO Americas

On November 3, 2025, we acquired the outstanding shares of HAECO Americas, LLC and its subsidiary HAECO Airframe Services, LLC (together, “HAECO Americas”) from HAECO USA, Inc. for a purchase price of $76.5 million subject to customary post-closing adjustments for cash, working capital, and indebtedness. HAECO Americas provides heavy aircraft maintenance, repair, and overhaul (“MRO”) and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

We accounted for the acquisition using the acquisition method and included the results of HAECO Americas’ operations in our consolidated financial statements from the effective date of the acquisition. HAECO Americas’ results are reported within our Repair & Engineering segment. The purchase price was paid at closing and transaction costs associated with the acquisition of $3.0 million were expensed as incurred.

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital, intangible assets, property and equipment, and leases. Based on the preliminary valuation, no goodwill was recognized as the fair value of the net assets acquired agreed to the purchase price, net of cash acquired. The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$24.5
Contract assets	16.1
Inventory	16.2
Property and equipment	52.4
Right-of-use assets	13.9
Other assets	3.7
Accounts payable and accrued liabilities	(35.3)
Lease liabilities	(15.0)
Purchase price, net of cash acquired	$76.5

As part of our integration activities, we are consolidating our facility footprint which includes closing our Indianapolis, Indiana airframe maintenance facility and relocating the majority of those operations to the newly acquired Greensboro, North Carolina facility. We anticipate that the transition of the facility’s operations will be completed in fiscal 2027 and we expect to incur approximately $7.0 million for facility closure costs primarily related to severance and retention costs. Expenses incurred for integration activities during the three-month period ended November 30, 2025 was $0.8 million.

Acquisition of ADI

On September 25, 2025, we acquired the outstanding shares of American Distributors Holding Co., LLC (“ADI”), including ADI American Distributors, LLC and other of ADI’s subsidiaries, for a purchase price of $137.7 million, subject to customary post-closing adjustments for cash, working capital, and indebtedness. ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry. The purchase price was paid at closing except for $4.5 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness.

We accounted for the acquisition using the acquisition method and included the results of ADI’s operations in our consolidated financial statements from the effective date of the acquisition. ADI’s results are reported within our Parts Supply segment. Transaction costs associated with the acquisition of $4.0 million were expensed as incurred.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

Accounts receivable	$13.1
Inventory	66.6
Intangible assets	75.8
Other assets	5.4
Accounts payable and other liabilities	(32.8)
Net assets acquired	128.1
Goodwill	9.6
Purchase price, net of cash acquired	$137.7

Acquired amortizable intangible assets include customer relationships of $43.3 million and backlog of $16.4 million which are being amortized over 12.5 years and 3 years, respectively. We also recognized indefinite-lived trademarks of $16.1 million. The goodwill associated with the ADI acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary product lines, cross-selling opportunities, operational efficiencies, and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

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

The base purchase price was paid at closing except for $3.1 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The contingent consideration includes $1.0 million subject to the successful launch of certain product offering by December 31, 2026 and up to $4.0 million based on the achievement of adjusted revenue targets by August 1, 2028. The estimated fair value of the contingent consideration was $5.0 million at the acquisition date and has been included in the purchase price.

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

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

As part of our integration activities, we are consolidating our facility footprint which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in fiscal 2026. Our integration activities include facility closure costs, product line exits, severance, retention, and other related costs. Expenses incurred for integration activities during the three-month periods ended November 30, 2025 and 2024, were $0.9 million and $2.3 million, respectively, and during the six - month periods ended November 30, 2025 and 2024 were $1.9 million and $3.8 million, respectively.

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

The purchase price was paid at closing except for $12.0 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The post-closing adjustments for working capital and indebtedness were finalized in the second quarter of fiscal 2024, resulting in a purchase price reduction of $1.8 million and the release of $3.0 million from escrow. During the fourth quarter of fiscal 2025, an additional $4.4 million was released from escrow. The remaining escrow balance of $5.4 million is expected to be released in fiscal 2026.

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

We recognized compensation expense of $0.6 million and $2.1 million in the three-and six-month periods ended November 30, 2025 and 2024, respectively. No compensation expense has been recognized in fiscal 2026. As of November 30, 2025, we had a contingent consideration liability of $8.1 million, which was classified as Accrued liabilities on our Condensed Consolidated Balance Sheet. In November 2025, Trax’s former owners filed a demand for arbitration contesting the determination of the contingent consideration and certain tax indemnification matters. We strongly disagree with the claims by Trax’s former owners and we believe we have adequate support for our determination of the contingent consideration and our positions on the tax indemnification matters.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Following the sale of the last operating contract of the COCO business in 2020, our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the COCO business. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use (“ROU”) assets and lease-related liabilities. Assets of discontinued operations are classified within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets and were $4.3 million and $6.2 million as of November 30, 2025 and May 31, 2025, respectively. Liabilities of discontinued operations are classified within Accrued liabilities on our Condensed Consolidated Balance Sheets and were $3.9 million and $5.8 million as of November 30, 2025 and May 31, 2025, respectively.

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

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

We have elected to use certain practical expedients permitted under Accounting Standards Codification (“ASC”) 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Consolidated Statements of Operations, and are not considered a performance obligation to our customers. Our reported Sales on our Condensed Consolidated Statements of Operations include sales and related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

For the three-month periods ended November 30, 2025 and 2024, we recognized no cumulative catch - up adjustments. For the six - month period ended November 30, 2025, we recognized no cumulative catch-up adjustments.For the six-month period ended November 30, 2024, we recognized favorable cumulative catch-up adjustments of $2.4 million.

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset or contract liability. When an unconditional right to consideration exists, we reduce our contract asset or liability and recognize an unbilled or trade receivable. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract assets and contract liabilities are determined on a contract-by-contract basis.

Net contract assets and liabilities are as follows:

	November 30,	May 31,
	2025	2025	Change
Contract assets – current	$152.6	$140.3	$12.3
Contract assets – non-current	37.8	28.4	9.4
Contract liabilities:
Deferred revenue – current	(37.8)	(40.3)	2.5
Deferred revenue on long-term contracts	(8.0)	(6.4)	(1.6)
Net contract assets	$144.6	$122.0	$22.6

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

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

During the third quarter of fiscal 2025, we submitted our termination settlement proposal to the customer and increased our contract asset to $13.5 million based on the revised estimated recovery. In conjunction with the termination settlement proposal submission, we also expensed an additional $1.0 million of equipment and other costs.

Changes in our deferred revenue were as follows for the three- and six-month periods ended November 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Deferred revenue at beginning of period	$(40.7)	$(28.2)	$(46.7)	$(21.9)
Revenue deferred	(80.7)	(85.6)	(167.7)	(170.0)
Revenue recognized	82.6	87.5	176.3	161.7
Other (1)	(7.0)	(3.3)	(7.7)	0.6
Deferred revenue at end of period	$(45.8)	$(29.6)	$(45.8)	$(29.6)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of November 30, 2025, we had approximately $755 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 65% of this backlog will be recognized as revenue over the next 12 months, an additional 20% of the firm backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three- and six-month periods ended November 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Parts Supply:
Commercial	$268.1	$220.8	$522.6	$431.2
Government and defense	85.5	52.9	148.8	92.2
	$353.6	$273.7	$671.4	$523.4

Repair & Engineering:
Commercial	$224.1	$206.7	$419.8	$397.9
Government and defense	20.4	22.1	39.3	48.5
	$244.5	$228.8	$459.1	$446.4

Integrated Solutions:
Commercial	$73.0	$72.0	$145.4	$142.0
Government and defense	102.8	91.4	215.4	190.3
	$175.8	$163.4	$360.8	$332.3

Expeditionary Services:
Commercial	$1.2	$0.7	$1.9	$2.0
Government and defense	20.2	19.5	41.7	43.7
	$21.4	$20.2	$43.6	$45.7

Consolidated sales by geographic region for the three- and six-month periods ended November 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
U.S./Canada	$577.3	$500.4	$1,096.4	$973.8
Europe/Africa	101.0	108.8	200.7	217.6
Asia/South Pacific	102.7	65.6	192.4	129.6
Other	14.3	11.3	45.4	26.8
	$795.3	$686.1	$1,534.9	$1,347.8

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

5. Restricted Cash

Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. As of November 30, 2025, restricted cash includes $13.0 million on deposit with escrow agents related to our recent acquisitions and $7.6 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

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

6. Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	November 30,	May 31,
	2025	2025
U.S. Government contracts:
Trade receivables	$38.7	$26.6
Unbilled receivables	7.7	13.4
	46.4	40.0
All other customers:
Trade receivables	323.6	283.4
Unbilled receivables	31.9	31.4
	355.5	314.8
	$401.9	$354.8

7. Equity

Common Stock Offering

During the second quarter of fiscal 2026, we sold 3,450,000 shares of our common stock at $83.00 per share in a registered underwritten offering. After deducting underwriting fees and other offering expenses, we received $273.9 million in net proceeds.

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

Expenses charged to operations for restricted stock during the three-month periods ended November 30, 2025 and 2024 were $3.3 million and $4.1 million, respectively, and during the six - month periods ended November 30, 2025 and 2024 were $7.5 million and $8.2 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2025 and 2024 was $5.0 million and $0.3 million, respectively. Expenses charged to operations for stock options during the three-month periods ended November 30, 2025 and 2024 were $1.0 million and $0.9 million, respectively, and during the six-month periods ended November 30, 2025 and 2024 were $2.1 million and $1.8 million, respectively.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the equity’s grant date fair value. For participants who are or become retirement-eligible during the service period, stock-based compensation expense is recognized over the period ending on the date the participant becomes retirement-eligible.

Earnings per Share

The potential dilutive effect of 109,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the six-month period ended November 30, 2025 as the shares would have been anti-dilutive. No stock options were determined to be anti-dilutive for the three - month period ended November 30, 2025. For the three - and six - month periods ended November 30, 2024, the potential dilutive effect of 154,000 shares and 154,000 shares, respectively, related to stock options were excluded.

8. Inventories

The summary of inventories is as follows:

	November 30,	May 31,
	2025	2025
Aircraft and engine parts, components and finished goods	$743.5	$659.4
Raw materials and parts	138.6	119.9
Work-in-process	28.7	29.9
	$910.8	$809.2

9. Supplemental Cash Flow Information

	Six Months Ended
	November 30,
	2025	2024
Interest paid	$39.0	$38.6
Income taxes paid	22.7	13.7
Income tax refunds received	0.1	0.1
Lease liabilities arising from obtaining or re-measuring ROU assets	3.7	3.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At November 30, 2025, we have utilized $20.5 million which reduced the availability under the Purchase Agreement to $129.5 million.

During the six-month periods ended November 30, 2025 and 2024, we sold $110.8 million and $111.1 million, respectively, of receivables under the Purchase Agreement and remitted $104.0 million and $100.9 million, respectively, to the Purchaser on their behalf. As of November 30, 2025 and May 31, 2025, we had collected cash of $7.6 million and $7.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.3 million and $0.2 million during the three-month periods ended November 30, 2025 and 2024, respectively. During the six-month periods ended November 30, 2025 and 2024, we incurred discounts on the sale of our receivables of $0.5 million and $0.5 million, respectively.

11. Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	November 30,	May 31,
	2025	2025
Senior Notes	$700.0	$550.0
Amended Revolving Credit Facility with interest payable monthly	260.0	427.0
Debt premium, net	2.7	—
Debt issuance costs, net	(10.0)	(9.0)
Long-term debt	$952.7	$968.0

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

Borrowings outstanding under the Amended Revolving Credit Facility at November 30, 2025 were $260.0 million and there were $10.0 million of outstanding letters of credit, which reduced the availability of this facility to $555.0 million.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

At November 30, 2025, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At November 30, 2025, we were in compliance with the financial and other covenants in our financing agreements.

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

Our sales to the ASAS JV, including service fees earned by us on providing support to the ASAS JV, were $3.4 million and $1.2 million during the three-month periods ended November 30, 2025 and 2024, respectively, and $8.4 million and $2.9 million during the six-month periods ended November 30, 2025 and 2024, respectively.

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

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

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

During the three-month periods ended November 30, 2025 and 2024, we recognized revenue of $1.0 million and $0.6 million, respectively, for such services. During the six-month periods ended November 30, 2025 and 2024, we recognized revenue of $2.1 million and $1.1 million, respectively, for such services.

Investment in xCelle Americas, LLC (“xCelle Americas”)

Our investments in joint ventures include a 49.9% ownership interest in a joint venture to provide component repair services including overhaul of nacelles on next generation aircraft. In March 2025, we provided a loan to xCelle Americas for $3.3 million with semi-annual principal payments over the five-year term of the loan. Interest is payable semi-annually at SOFR plus 2.7%.

13. Defined Benefit Pension Settlement

During the three-month period ended August 31, 2023, we settled all future obligations under our frozen U.S. defined benefit retirement plan (the “U.S. Retirement Plan”). The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under group annuity contracts. The purchase of the group annuity contracts was funded directly by assets of the U.S. Retirement Plan and required no additional cash or asset contributions from us. As a result of the settlements, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss. Surplus plan assets of $7.6 million remained after the settlement. In fiscal 2026, we utilized the remaining surplus plan assets to fund our non-elective, discretionary contributions to the 401(k) plan.

14. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended November 30, 2025 and 2024 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at September 1, 2025	$(2.0)	$(3.2)	$(5.2)
Other comprehensive loss	(1.2)	—	(1.2)
Balance at November 30, 2025	$(3.2)	$(3.2)	$(6.4)

Balance at September 1, 2024	$(4.0)	$(3.3)	$(7.3)
Other comprehensive loss	(3.3)	—	(3.3)
Balance at November 30, 2024	$(7.3)	$(3.3)	$(10.6)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in our AOCL by component for the six-month periods ended November 30, 2025 and 2024 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2025	$(2.4)	$(3.2)	$(5.6)
Other comprehensive loss	(0.8)	—	(0.8)
Balance at November 30, 2025	$(3.2)	$(3.2)	$(6.4)

Balance at June 1, 2024	$(5.5)	$(3.3)	$(8.8)
Total other comprehensive loss	(1.8)	—	(1.8)
Balance at November 30, 2024	$(7.3)	$(3.3)	$(10.6)

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

November 30, 2025

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

Significant expenses for each segment are as follows:

	Three Months Ended November 30, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$353.6	$283.7	$29.7	$(0.7)	$40.9
Repair & Engineering	244.5	194.9	25.8	1.1	22.7
Integrated Solutions	175.8	143.4	18.5	—	13.9
Expeditionary Services	21.4	17.2	1.9	(0.1)	2.4
	$795.3	$639.2	$75.9	$0.3	$79.9
Corporate and other					(12.9)
					67.0
Gains related to sale and exit of businesses, net					(0.1)
Other expense, net					(0.2)
Interest expense					(19.1)
Interest income					0.5
Income before income taxes					$48.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended November 30, 2024
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$273.7	$219.4	$22.7	$—	$31.6
Repair & Engineering	228.8	180.3	27.6	(1.9)	22.8
Integrated Solutions	163.4	140.5	16.7	(0.3)	6.5
Expeditionary Services	20.2	16.3	1.7	—	2.2
	$686.1	$556.5	$68.7	$(2.2)	$63.1
Corporate and other					(65.4)
					(2.3)
Losses related to sale and exit of businesses					(1.2)
Other expense, net					(0.2)
Interest expense					(19.3)
Interest income					0.5
Income before income taxes					$(22.5)

	Six Months Ended November 30, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$671.4	$540.2	$53.0	$(3.6)	$81.8
Repair & Engineering	459.1	366.9	47.8	1.3	43.1
Integrated Solutions	360.8	302.7	34.7	(0.2)	23.6
Expeditionary Services	43.6	34.8	3.5	(0.1)	5.4
	$1,534.9	$1,244.6	$139.0	$(2.6)	$153.9
Corporate and other					(22.0)
					131.9
Losses related to sale and exit of businesses					0.6
Other expense, net					(0.3)
Interest expense					(37.9)
Interest income					0.8
Income before income taxes					$95.1

	Six Months Ended November 30, 2024
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$523.4	$419.1	$43.0	$(0.4)	$61.7
Repair & Engineering	446.4	355.3	50.7	(3.5)	43.9
Integrated Solutions	332.3	284.6	33.9	(0.4)	14.2
Expeditionary Services	45.7	42.0	3.2	—	0.5
	$1,347.8	$1,101.0	$130.8	$(4.3)	$120.3
Corporate and other					(79.2)
					41.1
Losses related to sale and exit of businesses					(1.3)
Other expense, net					(0.3)
Interest expense					(38.1)
Interest income					1.0
Income before income taxes					$2.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended November 30, 2025			Three Months Ended November 30, 2024
	Third-Party	Inter-segment	Total	Third-Party	Inter-segment	Total
	Sales	Sales	Sales	Sales	Sales	Sales
Parts Supply	$353.6	$13.3	$366.9	$273.7	$2.7	$276.4
Repair & Engineering	244.5	16.5	261.0	228.8	21.2	250.0
Integrated Solutions	175.8	2.4	178.2	163.4	0.3	163.7
Expeditionary Services	21.4	—	21.4	20.2	—	20.2
	$795.3	$32.2	$827.5	$686.1	$24.2	$710.3

	Six Months Ended November 30, 2025			Six Months Ended November 30, 2024
	Third-Party	Inter-segment	Total	Third-Party	Inter-segment	Total
	Sales	Sales	Sales	Sales	Sales	Sales
Parts Supply	$671.4	$15.4	$686.8	$523.4	$5.2	$528.6
Repair & Engineering	459.1	38.5	497.6	446.4	43.8	490.2
Integrated Solutions	360.8	3.9	364.7	332.3	0.6	332.9
Expeditionary Services	43.6	—	43.6	45.7	—	45.7
	$1,534.9	$57.8	$1,592.7	$1,347.8	$49.6	$1,397.4

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Capital expenditures:
Parts Supply	$—	$0.1	$0.3	$0.1
Repair & Engineering	4.0	5.4	8.9	7.9
Integrated Solutions	2.0	1.4	4.1	3.0
Expeditionary Services	1.1	1.1	1.8	4.5
Corporate and discontinued operations	0.3	0.3	1.0	0.7
	$7.4	$8.3	$16.1	$16.2

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Depreciation and amortization: [1]
Parts Supply	$5.6	$2.3	$8.5	$4.9
Repair & Engineering	6.7	6.4	13.3	13.0
Integrated Solutions	4.6	5.0	9.1	9.0
Expeditionary Services	0.5	0.4	0.9	0.8
Corporate and discontinued operations	4.0	4.9	8.7	9.8
	$21.4	$19.0	$40.5	$37.5

1 Includes amortization of stock-based compensation.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Earnings (Loss) from joint ventures:
Parts Supply	$0.7	$0.1	$3.6	$0.6
Repair & Engineering	(0.8)	1.8	(0.7)	3.6
	$(0.1)	$1.9	$2.9	$4.2

	November 30,	May 31,
	2025	2025
Total assets:
Parts Supply	$1,092.1	$818.8
Repair & Engineering	1,315.5	1,155.2
Integrated Solutions	619.9	620.8
Expeditionary Services	84.9	79.0
Corporate and discontinued operations	130.1	170.8
	$3,242.5	$2,844.6

	November 30,	May 31,
	2025	2025
Investments in joint ventures:
Parts Supply	$12.0	$8.4
Repair & Engineering	22.6	23.9
	$34.6	$32.3

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

November 30, 2025

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

Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM-AVIA bankruptcy estate. As of November 30, 2025, our Condensed Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $2.0 million classified as long-term in Other liabilities.

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

November 30, 2025

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 30, 2025

(Unaudited)

(Dollars in millions, except per share amounts)

18. Subsequent Events

Pending Acquisition of the Aircraft Reconfig Technologies Business

On December 17, 2025, we entered into an agreement to acquire the outstanding shares of Aircraft Reconfig Technologies (“ART”), a leading aircraft interiors engineering company for $35 million subject to customary post-closing adjustments for cash, working capital, and indebtedness. The acquisition is expected to close in the fourth quarter of fiscal 2026, subject to customary closing conditions, including receipt of certain regulatory approvals.

Investment in xCelle Asia Joint Venture

In December 2025, we invested $7.1 million for a 49.9% interest in xCelle Asia Limited (“xCelle Asia JV”) based in Thailand. The xCelle Asia JV is expected to perform nacelle MRO services, including on-wing and on-site inspections and rotable support for next generation aircraft nacelles.

Sale of Corporate Headquarters Building

In December 2025, we entered into a non-binding letter of intent to sell our corporate headquarters building in Wood Dale, Illinois in connection with our corporate headquarters relocation to Chicago, Illinois. The estimated purchase price for the property is $26.0 million and we expect to leaseback the building for approximately 2.5 years. With the decision to exit the property, we expect to classify the carrying value of the property of approximately $17 million as assets held for sale in the third quarter of fiscal 2026.

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

We distribute new OEM-supplied replacement parts to aircraft operators, airlines, government customers and other MRO companies across the world. Our parts are supplied to narrow-body, wide-body and regional aircraft. In most cases, we enter exclusive relationships with OEM manufacturers for a given market where we are the only provider of that supplier’s product category. We provide global scale, independence, and highly technical sales capabilities across both commercial and government end-markets.

USM is an important category of the aviation aftermarket in which parts removed from engines or airframes can be refurbished to be utilized as replacement parts in the aftermarket. We utilize a network of third - party repair facilities to perform this work. USM parts often represent a cost - effective and more timely solution for operators when compared to sourcing new parts.

On September 25, 2025, we acquired the outstanding shares of American Distributors Holding Co., LLC (“ADI”), including ADI American Distributors, LLC and other of ADI’s subsidiaries, for a purchase price of $137.7 million subject to customary post-closing adjustments for cash, working capital, and indebtedness. ADI is a leading distributor of electronic components and assemblies to OEMs across the aerospace and defense industry. The purchase price was paid at closing except for $4.5 million which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness.

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

On November 3, 2025, we acquired the outstanding shares of HAECO Americas, LLC and its subsidiary HAECO Airframe Services, LLC (together, “HAECO Americas”) from HAECO USA, Inc. for a purchase purchase price of $76.5 million subject to customary post-closing adjustments for cash, working capital, and indebtedness. HAECO Americas provides heavy aircraft maintenance, repair, and overhaul (“MRO”) and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida.

On December 17, 2025, we entered into an agreement to acquire the outstanding equity of Aircraft Reconfig Technologies (“ART”), a leading aircraft interiors engineering company for $35 million subject to customary post-closing adjustments for cash, working capital, and indebtedness. The acquisition is expected to close in the fourth quarter of fiscal 2026, subject to customary closing conditions, including receipt of certain regulatory approvals.

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

Discussion of Results of Operations

Three- and Six-Month Periods Ended November 30, 2025 and 2024

	Three Months Ended November 30,			Six Months Ended November 30,
	2025	2024	% Change	2025	2024	% Change
Sales:
Commercial	$566.4	$500.2	13.2%	$1,089.7	$973.1	12.0%
Government and defense	228.9	185.9	23.1%	445.2	374.7	18.8%
	$795.3	$686.1	15.9%	$1,534.9	$1,347.8	13.9%

Gross Profit:
Commercial	$110.1	$97.8	12.6%	$199.6	$190.6	4.7%
Government and defense	46.8	30.8	51.9%	91.0	55.2	64.9%
	$156.9	$128.6	22.0%	$290.6	$245.8	18.2%

Gross Profit Margin:
Commercial	19.4%	19.6%		18.3%	19.6%
Government and defense	20.4%	16.6%		20.4%	14.7%
Consolidated	19.7%	18.7%		18.9%	18.2%

Three-Month Periods Ended November 30, 2025 and 2024

Consolidated sales for the second quarter of fiscal 2026 increased $109.2 million, or 15.9%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $66.2 million, or 13.2%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition which contributed sales of $19.3 million. Our consolidated sales to government customers increased $43.0 million, or 23.1%, primarily due to volume growth in our Parts Supply segment from our new parts Distribution activities.

Consolidated cost of sales increased $80.9 million, or 14.5%, over the prior year quarter which was largely in line with the consolidated sales increase of 15.9% discussed above.

Consolidated gross profit for the second quarter of fiscal 2026 increased $28.3 million, or 22.0%, over the prior year quarter. Gross profit on sales to government customers increased $16.0 million, or 51.9%, primarily attributable to growth from recently awarded contracts across our programs activities. The gross profit margin on sales to government customers increased to 20.4% from 16.6% in the prior year quarter primarily due to the mix of services across our programs activities, including our recently awarded contracts.

Gross profit on sales to commercial customers increased $12.3 million, or 12.6%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition. The gross profit margin on sales to commercial customers decreased slightly to 19.4% from 19.6% primarily due to the mix of products and services.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $44.4 million, or 33.4%, from the prior year quarter primarily due to the settlement and related costs of $59.2 million in the second quarter of fiscal 2025. In addition, acquisition, amortization, and integration expenses increased $6.5 million over the prior year quarter reflecting the ADI and HAECO Americas acquisitions.

As a percent of sales, selling, general and administrative expenses decreased to 11.2% from 19.4% in the prior year primarily due to settlement of the FCPA matters.

Interest Expense

Interest expense decreased $0.2 million in the second quarter of fiscal 2026 compared to the prior year quarter reflecting the impact of both lower interest rates and lower average borrowings. Our average borrowing rate on our Revolving Credit Facility was 5.91% in the second quarter of fiscal 2026 compared to 6.81% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 28.1% for the second quarter of fiscal 2026 compared to 36.0% in the prior year quarter. Our income tax expense was $8.1 million in the second quarter of fiscal 2025 while our loss before income taxes was $(22.5) million. The majority of the FCPA settlement charge was nondeductible for income tax purposes resulting in no income tax benefit.

Six-Month Periods Ended November 30, 2025 and 2024

Consolidated sales for the six-month period ended November 30, 2025 increased $187.1 million, or 13.9%, over the prior year period primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $116.6 million, or 12.0%, over the prior year period primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition which contributed sales of $19.3 million. Our consolidated sales to government customers increased $70.5 million, or 18.8%, primarily due to volume growth in our Parts Supply segment from our new parts Distribution activities.

In addition, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer in the first quarter of fiscal 2025. In conjunction with the termination, we recognized sales of $9.5 million reflecting the estimated recovery on our incurred costs in the six-month period ended November 30, 2024.

Consolidated cost of sales increased $142.3 million, or 12.9%, over the prior year period which was largely in line with the consolidated sales increase of 13.9% discussed above.

Consolidated gross profit for the six-month period ended November 30, 2025 increased $44.8 million, or 18.2%, over the prior year period. Gross profit on sales to government customers increased $35.8 million, or 64.9%, primarily attributable to volume growth in our Parts Supply segment from our new parts Distribution activities. The gross profit margin on sales to government customers increased to 20.4% from 14.7% in the prior year period primarily due to the mix of services across our programs activities, including our recently awarded contracts.

Gross profit on sales to commercial customers increased $9.0 million, or 4.7%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition. The gross profit margin on sales to commercial customers decreased slightly to 18.3% from 19.6% primarily due to the mix of products and services.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $49.1 million, or 23.5%, from the prior year period primarily due to the FCPA matters that were settled in the second quarter of fiscal 2025.

Interest Expense

Interest expense for the six-month period ended November 30, 2025 decreased $0.2 million reflecting the impact of both lower interest rates and lower average borrowings. Our average borrowing rate was 6.02% for the six-month period ended November 30, 2025 compared to 6.80% in the prior year period.

Income Taxes

Our effective income tax rate for continuing operations was 27.4% for the six-month period ended November 30, 2025. In the prior year period, our income tax expense was $15.0 million while our income before income taxes was $2.4 million. The majority of the FCPA settlement charge was nondeductible for income tax purposes resulting in no income tax benefit.

Operating Segment Results of Operations

Three-Month Periods Ended November 30, 2025 and 2024

Parts Supply Segment

	Three Months Ended November 30,
	2025	2024	% Change
Third-party sales	$353.6	$273.7	29.2%
Operating income	40.9	31.6	29.4%
Operating margin	11.6%	11.5%

Sales in the Parts Supply segment increased $79.9 million, or 29.2%, over the prior year quarter primarily due to a $77.9 million increase in sales in our new parts Distribution activities from increased demand and growth from new and expanded distribution agreements. The ADI acquisition contributed sales of $28.0 million during the second quarter of fiscal 2026.

Operating income in the Parts Supply segment increased $9.3 million, or 29.4%, over the prior year quarter, primarily due to the volume growth in our new parts Distribution activities. Operating margin increased slightly to 11.6% from 11.5% in the prior year quarter, primarily due to the mix of products sold within the segment, including the profitability of the recent ADI acquisition.

Repair & Engineering Segment

	Three Months Ended November 30,
	2025	2024	% Change
Third-party sales	$244.5	$228.8	6.9%
Operating income	22.7	22.8	(0.4)%
Operating margin	9.3%	10.0%

Sales in the Repair & Engineering segment increased $15.7 million, or 6.9%, over the prior year quarter primarily due to growth within our Airframe MRO services of $29.3 million. The HAECO Americas acquisition contributed sales of $19.4 million which was more than offset by the divestiture of our LGO business in the fourth quarter of fiscal 2025. The LGO business contributed sales of $20.4 million in the second quarter of fiscal 2025.

Operating income in the Repair & Engineering segment decreased $0.1 million, or 0.4%, from the prior year quarter with the operating margin decreasing to 9.3% from 10.0%. These decreases were primarily due to lower profitability of the recent HAECO Americas acquisition.

Integrated Solutions Segment

	Three Months Ended November 30,
	2025	2024	% Change
Third-party sales	$175.8	$163.4	7.6%
Operating income	13.9	6.5	113.8%
Operating margin	7.9%	4.0%

Sales in the Integrated Solutions segment increased $12.4 million, or 7.6%, over the prior year quarter primarily due to higher government program activity.

Operating income in the Integrated Solutions segment increased $7.4 million, or 113.8%, over the prior year quarter and the operating margin increased to 7.9% from 4.0%. These increases were primarily attributable to our government programs activity and its sales growth as well as higher profitability from the mix of products and services.

Expeditionary Services Segment

	Three Months Ended November 30,
	2025	2024	% Change
Third-party sales	$21.4	$20.2	5.9%
Operating income	2.4	2.2	9.1%
Operating margin	11.2%	10.9%

Sales in the Expeditionary Services segment increased $1.2 million, or 5.9%, over the prior year period primarily due to volume growth across the containers and shelters product lines.

Operating income in the Expeditionary Services segment increased $0.2 million, or 9.1%, over the prior year quarter and the operating margin increased to 11.2% from 10.9%. These increases were primarily attributable to the mix of products sold.

Six-Month Periods Ended November 30, 2025 and 2024

Parts Supply Segment

	Six Months Ended November 30,
	2025	2024	% Change
Third-party sales	$671.4	$523.4	28.3%
Operating income	81.8	61.7	32.6%
Operating margin	12.2%	11.8%

Sales in the Parts Supply segment for the six-month period ended November 30, 2025 increased $148.0 million, or 28.3%, over the prior year period primarily due to a $113.4 million increase in sales in our new parts Distribution activities from increased demand and growth from new and expanded distribution agreements. The ADI acquisition contributed sales of $28.0 million during the six-month period ended November 30, 2025. Whole asset sales in our aftermarket parts trading activities increased $19.0 million over the prior year period.

Operating income in the Parts Supply segment increased $20.1 million, or 32.6%, over the prior year period primarily due to improved profitability from the increased sales volume within our new parts distribution activities.

Repair & Engineering Segment

	Six Months Ended November 30,
	2025	2024	% Change
Third-party sales	$459.1	$446.4	2.8%
Operating income	43.1	43.9	(1.8)%
Operating margin	9.4%	9.8%

Sales in the Repair & Engineering segment for the six-month period ended November 30, 2025 increased $12.7 million, or 2.8%, over the prior year period primarily due to growth for our component repair services of $24.5 million and our Airframe MRO services of $23.0 million. The HAECO Americas acquisition contributed sales of $19.4 million in the current period which was more than offset by the divestiture of our LGO business in the fourth quarter of fiscal 2025. The LGO business contributed sales of $39.6 million in the prior year period.

Operating income in the Repair & Engineering segment decreased $0.8 million, or 1.8%, from the prior year period and the operating margin decreased to 9.4% from 9.8%. These decreases were primarily attributable to the mix of products and services sold across the segment.

Integrated Solutions Segment

	Six Months Ended November 30,
	2025	2024	% Change
Third-party sales	$360.8	$332.3	8.6%
Operating income	23.6	14.2	66.2%
Operating margin	6.5%	4.3%

Sales in the Integrated Solutions segment for the six-month period ended November 30, 2025 increased $28.5 million, or 8.6%, over the prior year period primarily due to higher government program activity.

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. In the six-month period ended November 30, 2024, we recognized favorable cumulative catch-up adjustments of $2.4 million compared to no cumulative catch-up adjustments in the current year period. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services to commercial customers.

Operating income in the Integrated Solutions segment increased $9.4 million, or 66.2%, over the prior year period and the operating margin increased to 6.5% from 4.3%. These increases were primarily attributable to our government programs activity and its sales growth as well as higher profitability from the mix of products and services.

Expeditionary Services Segment

	Six Months Ended November 30,
	2025	2024	% Change
Third-party sales	$43.6	$45.7	(4.6)%
Operating income	5.4	0.5	980.0%
Operating margin	12.4%	1.1%

Sales in the Expeditionary Services segment for the six-month period ended November 30, 2025 decreased $2.1 million, or 4.6%, from the prior year period primarily due to the sales recognized in conjunction with the termination of our Next Generation Pallet contract in the prior year period.

Operating income in the Expeditionary Services segment increased $4.9 million, or 980.0%, over the prior year period primarily due to the impact of termination of the Next Generation Pallet contract. In conjunction with the termination in the six-month period ended November 30, 2024, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. Operating margin increased to 12.4% from 1.1% in the prior year period primarily due to the contract termination.

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

At November 30, 2025, our liquidity and capital resources included working capital of $1,096.1 million inclusive of cash of $75.6 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

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

At November 30, 2025, borrowings outstanding under the Amended Revolving Credit Facility were $260.0 million and there were approximately $10.0 million of outstanding letters of credit, which reduced the availability under this facility to $555.0 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of November 30, 2025, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $9.8 million.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At November 30, 2025, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At November 30, 2025, we have utilized $20.5 million which reduced the availability under the Purchase Agreement to $129.5 million.

Common Stock Offering

During the second quarter of fiscal 2026, we sold 3,450,000 shares of our common stock at $83.00 per share in a registered underwritten offering. After deducting underwriting fees and other offering expenses, we received $273.9 million in net proceeds.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the six-month period ended November 30, 2025. Since inception of the renewal authorization, we have repurchased 2.4 million shares for an aggregate purchase price of $107.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash used in operating activities was $31.3 million in the six-month period ended November 30, 2025 compared to cash provided of $3.4 million in the prior year period. The increase in the cash used in operating activities from the prior year of $34.7 million was primarily attributable to working capital changes, including the timing of vendor payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $237.1 million in the six-month period ended November 30, 2025 compared to $13.2 million in the prior year period. The increase in cash used in investing activities from the prior year of $223.9 million was primarily related to ADI and HAECO Americas acquisitions in the second quarter of fiscal 2026.

Cash Flows from Financing Activities

Net cash provided by financing activities was $255.4 million in the six-month period ended November 30, 2025 compared to cash used of $3.8 million in the prior year period. The increase in cash provided by financing activities over the prior year of $259.2 million was primarily related to the common stock offering we completed in the second quarter of fiscal 2026.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2025 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the second quarter of fiscal 2026.

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

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended November 30, 2025.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2025. There were no significant changes during the quarter ended November 30, 2025.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Interim Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2025 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the U.S. Securities and Exchange Commission, this evaluation excludes the operations of ADI and HAECO Americas, which were acquired during the six-month period ended November 30, 2025.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended November 30, 2025 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Item 5 – Other Information

On August 6, 2025, John M. Holmes, the Company’s Chairman, President and Chief Executive Officer, adopted a pre-arranged trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “10b5-1 Plan”). Mr. Holmes’s 10b5-1 Plan provides for the potential sale of up to an aggregate 61,539 shares of the Company’s common stock between November 5, 2025, and February 2, 2026, pursuant to the terms of the 10b5-1 Plan. Mr. Holmes adopted the 10b5-1 Plan during an open trading window in accordance with the Company’s Insider Trading Policy. Mr. Holmes sold 38,462 shares of the Company’s common stock under the 10b5-1 Plan on November 5, 2025.

Aside from as described above, no other director or “officer” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K during the three months ended November 30, 2025.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Interim Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Interim Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2025 and May 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three -months ended November 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- months ended November 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended November 30, 2025 and 2024, (v) Condensed Consolidated Statement of Changes in Equity for the three -months ended November 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	January 6, 2026	/s/ SARAH L. FLANAGAN
Sarah L. Flanagan
Interim Chief Financial Officer and Vice President of Financial Operations
(Principal Financial Officer)