Form 10-Q
period 2026-02-28
AAR CORP
filed 2026-03-25
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2026

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

As of February 28, 2026 there were 39,764,268 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended February 28, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2026 and May 31, 2025

(In millions, except share data)

ASSETS

	February 28,	May 31,
	2026	2025
	(Unaudited)
Current assets:
Cash and cash equivalents	$78.5	$96.5
Restricted cash	21.6	12.7
Accounts receivable, less allowances of $13.3 and $10.7, respectively	426.2	354.8
Contract assets	142.3	140.3
Inventories	958.2	809.2
Prepaid expenses and other current assets	136.9	97.1
Total current assets	1,763.7	1,510.6

Property, plant, and equipment, net of accumulated depreciation of $274.7 and $278.7, respectively	163.2	158.5

Other assets:
Goodwill	552.3	530.8
Intangible assets, net of accumulated amortization of $46.7 and $29.5, respectively	288.6	219.6
Rotable assets supporting long-term programs	188.0	172.4
Lease right-of-use assets, net	192.8	93.3
Other non-current assets	183.9	159.4
	1,405.6	1,175.5
	$3,332.5	$2,844.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of February 28, 2026 and May 31, 2025

(In millions, except share data)

LIABILITIES AND EQUITY

	February 28,	May 31,
	2026	2025
	(Unaudited)
Current liabilities:
Accounts payable	$324.0	$303.1
Accrued liabilities	329.0	251.6
Total current liabilities	653.0	554.7

Long-term debt	888.3	968.0
Lease liabilities	91.4	79.6
Deferred tax liabilities	18.0	18.4
Other liabilities	38.4	12.3
	1,036.1	1,078.3

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 48,750,786 and 45,300,786 shares at cost, respectively	48.8	45.3
Capital surplus	784.5	505.2
Retained earnings	1,106.4	969.4
Treasury stock, 8,986,518 and 9,470,781 shares at cost, respectively	(291.6)	(302.7)
Accumulated other comprehensive loss	(4.7)	(5.6)
Total equity	1,643.4	1,211.6
	$3,332.5	$2,844.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

(In millions, except share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Sales:
Sales from products	$539.5	$416.6	$1,536.6	$1,235.5
Sales from services	305.6	261.6	843.4	790.5
	845.1	678.2	2,380.0	2,026.0
Cost of sales:
Cost of products	440.2	332.1	1,254.1	1,008.4
Cost of services	250.2	214.4	680.6	640.1
	690.4	546.5	1,934.7	1,648.5
Gross profit	154.7	131.7	445.3	377.5
Provision for (Recovery of) credit losses	0.5	(0.2)	2.2	(0.3)
Selling, general and administrative	89.8	61.3	249.7	270.3
Earnings from joint ventures	1.4	0.5	4.3	4.7
Operating income	65.8	71.1	197.7	112.2
Bargain purchase gain	35.7	—	35.7	—
Gain on sale of headquarters building	9.8	—	9.8	—
Gain (Loss) related to sale and exit of business	(0.4)	(64.0)	0.2	(65.3)
Other expense, net	(0.7)	(0.1)	(1.0)	(0.4)
Interest expense	(17.5)	(18.5)	(55.4)	(56.6)
Interest income	0.4	0.4	1.2	1.4
Income (Loss) before income taxes	93.1	(11.1)	188.2	(8.7)
Income tax expense (benefit)	25.1	(2.2)	51.2	12.8
Net income (loss)	$68.0	$(8.9)	$137.0	$(21.5)

Earnings (Loss) per share – basic	$1.72	$(0.25)	$3.61	$(0.61)
Earnings (Loss) per share – diluted	$1.71	$(0.25)	$3.59	$(0.61)

Share data used for earnings per share:
Weighted average shares outstanding – basic	39.3	35.4	37.8	35.4
Weighted average shares outstanding – diluted	39.5	35.4	38.0	35.4

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Net income (loss)	$68.0	$(8.9)	$137.0	$(21.5)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1.7	(1.5)	0.9	(3.3)
Other comprehensive income (loss), net of tax	1.7	(1.5)	0.9	(3.3)
Comprehensive income (loss)	$69.7	$(10.4)	$137.9	$(24.8)

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended February 28, 2026 and 2025

(Unaudited)

(In millions)

	Nine Months Ended
	February 28,
	2026	2025
Cash flows used in operating activities:
Net income (loss)	$137.0	$(21.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51.1	41.5
Amortization of financing costs	2.4	2.0
Stock-based compensation expense	13.3	15.6
Impairment charge	—	63.0
Bargain purchase gain	(35.7)	—
Gain on sale of building	(9.8)	—
Earnings from joint ventures	(4.3)	(4.7)
Provision for (Recovery of) credit losses	2.2	(0.3)
Gain on sale of business	(1.0)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(35.1)	(42.2)
Contract assets	14.2	(37.8)
Inventories	(65.5)	(76.6)
Prepaid expenses and other current assets	(18.5)	(16.9)
Rotable assets supporting long-term programs	(25.6)	(24.2)
Accounts payable	(17.5)	51.7
Accrued and other liabilities	42.6	19.8
Other	(6.4)	15.3
Net cash provided by (used in) operating activities	43.4	(15.3)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(24.6)	(24.7)
Acquisitions, net of cash acquired	(222.0)	2.9
Proceeds from sale of building	24.8	4.7
Hangar expansion activity, net	(24.5)	(1.6)
Other	(5.5)	1.8
Net cash used in investing activities	(251.8)	(16.9)
Cash flows provided by financing activities:
Proceeds from equity offering, net	273.9	—
Proceeds from long - term borrowings, net	153.0	—
Short-term borrowings (repayments), net	(232.0)	35.0
Financing costs	(2.5)	(0.1)
Stock compensation activity	6.9	2.1
Net cash provided by financing activities	199.3	37.0
Increase (Decrease) in cash, cash equivalents, and restricted cash	(9.1)	4.8
Cash, cash equivalents, and restricted cash at beginning of period	109.2	96.1
Cash, cash equivalents, and restricted cash at end of period	$100.1	$100.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2025	$45.3	$505.2	$969.4	$(302.7)	$(5.6)	$1,211.6
Net income	—	—	34.4	—	—	34.4
Stock option activity	—	2.5	—	4.2	—	6.7
Restricted stock activity	—	(4.2)	—	0.4	—	(3.8)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance, August 31, 2025	$45.3	$503.5	$1,003.8	$(298.1)	$(5.2)	$1,249.3
Net income	—	—	34.6	—	—	34.6
Issuance of common stock	3.5	270.4	—	—	—	273.9
Stock option activity	—	1.1	—	0.3	—	1.4
Restricted stock activity	—	3.2	—	—	—	3.2
Other comprehensive loss, net of tax	—	—	—	—	(1.2)	(1.2)
Balance, November 30, 2025	$48.8	$778.2	$1,038.4	$(297.8)	$(6.4)	$1,561.2
Net income	—	—	68.0	—	—	68.0
Stock option activity	—	2.4	—	7.3	—	9.7
Restricted stock activity	—	3.9	—	(1.1)	—	2.8
Other comprehensive income, net of tax	—	—	—	—	1.7	1.7
Balance, February 28, 2026	$48.8	$784.5	$1,106.4	$(291.6)	$(4.7)	$1,643.4

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Income (Loss)	Total Equity
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	18.0	—	—	18.0
Stock option activity	—	0.9	—	0.2	—	1.1
Restricted stock activity	—	(4.4)	—	4.2	—	(0.2)
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance, August 31, 2024	$45.3	$490.4	$974.9	$(293.1)	$(7.3)	$1,210.2
Net loss	—	—	(30.6)	—	—	(30.6)
Stock option activity	—	1.0	—	0.2	—	1.2
Restricted stock activity	—	4.1	—	—	—	4.1
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance, November 30, 2024	$45.3	$495.5	$944.3	$(292.9)	$(10.6)	$1,181.6
Net loss	—	—	(8.9)	—	—	(8.9)
Stock option activity	—	0.5	—	6.2	—	6.7
Restricted stock activity	—	5.0	—	(0.3)	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	(1.5)	(1.5)
Balance, February 28, 2025	$45.3	$501.0	$935.4	$(287.0)	$(12.1)	$1,182.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Balance Sheet of AAR CORP. and its subsidiaries as of February 28, 2026, the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended February 28, 2026 and 2025, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2026 and 2025, and the Condensed Consolidated Statement of Changes in Equity for the three- and nine-month periods ended February 28, 2026 and 2025. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the prior year presentation to conform to the fiscal 2026 presentation.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023- 09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU would be applied on a prospective basis with retrospective application permitted. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

2. Acquisitions

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

Acquisition of HAECO Americas

On November 3, 2025, we acquired the outstanding shares of HAECO Americas, LLC and its subsidiary HAECO Airframe Services, LLC (together, “HAECO Americas”) from HAECO USA, Inc. for a purchase price of $78.0 million, which includes post-closing adjustments for cash, working capital, and indebtedness. HAECO Americas provides heavy aircraft maintenance, repair, and overhaul (“MRO”) and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida.

We accounted for the acquisition using the acquisition method and included the results of HAECO Americas’ operations in our consolidated financial statements from the effective date of the acquisition. HAECO Americas’ results are reported within our Repair & Engineering segment. The base purchase price was paid at closing and transaction costs associated with the acquisition of $3.2 million were expensed as incurred.

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

The preliminary fair value of the identifiable assets acquired exceeded the total purchase price resulting in a bargain purchase gain of $35.7 million which we recognized in the three-month period ended February 28, 2026. We believe the acquisition resulted in a bargain purchase gain as the seller was highly motivated to divest the business as part of its long-term strategies.

The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$24.5
Contract assets	16.1
Inventory	16.2
Property and equipment	11.5
Right-of-use assets	92.0
Other assets	3.7
Accounts payable and accrued liabilities	(35.3)
Lease liabilities	(15.0)
Net assets acquired	113.7
Bargain purchase gain	(35.7)
Purchase price, net of cash acquired	$78.0

As part of our integration activities, we are consolidating our facility footprint, which includes closing our Indianapolis, Indiana airframe maintenance facility and relocating the majority of those operations to the Greensboro, North Carolina facility. Expenses incurred for integration activities during the three- and nine-month periods ended February 28, 2026 were $5.9 and $6.7 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Acquisition of ADI

On September 25, 2025, we acquired the outstanding shares of American Distributors Holding Co., LLC (“ADI”), including ADI American Distributors, LLC and other of ADI’s subsidiaries, for an initial purchase price of $137.7 million. The post-closing adjustments for cash, working capital and indebtedness were resolved in the third quarter of fiscal 2026 resulting in a $0.6 million reduction in the purchase price. ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry. The initial purchase price was paid at closing except for $4.5 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. During the third quarter of fiscal 2026, the post-closing adjustments were finalized resulting in the release of $1.0 million from the escrow.

We accounted for the acquisition using the acquisition method and included the results of ADI’s operations in our consolidated financial statements from the effective date of the acquisition. ADI’s results are reported within our Parts Supply segment. Transaction costs associated with the acquisition of $4.1 million were expensed as incurred.

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital and leases. The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$13.1
Inventory	66.6
Intangible assets	75.8
Other assets	5.4
Accounts payable and other liabilities	(32.8)
Net assets acquired	128.1
Goodwill	9.0
Purchase price, net of cash acquired	$137.1

Acquired amortizable intangible assets include customer relationships of $43.3 million and backlog of $16.4 million, which are being amortized over 12.5 years and 3 years, respectively. We also recognized indefinite-lived trademarks of $16.1 million. The goodwill associated with the ADI acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary product lines, cross-selling opportunities, operational efficiencies, and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

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

February 28, 2026

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

Acquired amortizable intangible assets include customer relationships of $4.7 million and developed technology of $4.9 million, which are being amortized over 10 years and 20 years, respectively. Intangible assets also include tradenames of $0.7 million which are indefinite-lived. The goodwill associated with the Aerostrat acquisition is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary products and services, cross-selling opportunities and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

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

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Acquired amortizable intangible assets include customer relationships of $96.1 million and developed technology of $83.3 million, which are being amortized over 12.5 years and 20 years, respectively. The goodwill associated with the Product Support acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including facility rationalization, complementary products and services, cross-selling opportunities, in-sourcing repair services and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

As part of our integration activities, we are consolidating our facility footprint, which includes closing our Garden City, New York component repair facility and relocating those operations to certain Product Support facilities. We expect to have the transition of the facility’s operations completed in fiscal 2026. Our integration activities include facility closure costs, product line exits, severance, retention, and other related costs. Expenses incurred for integration activities during the three-month periods ended February 28, 2026 and 2025, were $0.5 million and $1.8 million, respectively, and during the nine-month periods ended February 28, 2026 and 2025 were $2.4 million and $5.6 million, respectively.

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

The purchase price was paid at closing except for $12.0 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The post-closing adjustments for working capital and indebtedness were finalized in the second quarter of fiscal 2024, resulting in a purchase price reduction of $1.8 million and the release of $3.0 million from escrow. During the fourth quarter of fiscal 2025, an additional $4.4 million was released from escrow. The remaining escrow balance of $5.4 million is expected to be released within the next twelve months.

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

We recognized compensation expense of $1.7 million and $3.8 million in the three- and nine-month periods ended February 28, 2025, respectively. No compensation expense has been recognized in fiscal 2026. As of February 28, 2026, we had a contingent consideration liability of $8.1 million, which was classified as Accrued liabilities on our Condensed Consolidated Balance Sheet. In November 2025, Trax’s former owners filed a demand for arbitration contesting the determination of the contingent consideration and certain tax indemnification matters. We strongly disagree with the claims by Trax’s former owners and we believe we have adequate support for our determination of the contingent consideration and our positions on the tax indemnification matters.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

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

Following the sale of the last operating contract of the COCO business in 2020, our continuing involvement in the COCO business is limited to the lease of certain aircraft which is an obligation of the acquirer of the COCO business. The assets and liabilities of our discontinued operations are primarily comprised of right-of-use (“ROU”) assets and lease-related liabilities. Assets of discontinued operations are classified within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets and were $3.3 million and $6.2 million as of February 28, 2026 and May 31, 2025, respectively. Liabilities of discontinued operations are classified within Accrued liabilities on our Condensed Consolidated Balance Sheets and were $3.0 million and $5.8 million as of February 28, 2026 and May 31, 2025, respectively.

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

February 28, 2026

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

February 28, 2026

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

Cumulative Catch-up Adjustments

Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These changes are primarily adjustments to the estimated profitability for our long- term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

For the three-month period ended February 28, 2026, we recognized (unfavorable) cumulative catch-up adjustments of $(1.7) million. For the three-month period ended February 28, 2025, we recognized no cumulative catch-up adjustments. For the nine-month periods ended February 28, 2026 and 2025, we recognized favorable and (unfavorable) cumulative catch-up adjustments of $(1.7) million and $2.4 million, respectively.

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset or contract liability. When an unconditional right to consideration exists, we reduce our contract asset or liability and recognize an unbilled or trade receivable. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset, which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract assets and contract liabilities are determined on a contract-by-contract basis.

Net contract assets and liabilities are as follows:

	February 28,	May 31,
	2026	2025	Change
Contract assets – current	$142.3	$140.3	$2.0
Contract assets – non-current	43.7	28.4	15.3
Contract liabilities:
Deferred revenue – current	(63.2)	(40.3)	(22.9)
Deferred revenue on long-term contracts	(24.5)	(6.4)	(18.1)
Net contract assets	$98.3	$122.0	$(23.7)

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

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

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

Changes in our deferred revenue were as follows for the three- and nine-month periods ended February 28, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Deferred revenue at beginning of period	$(45.8)	$(29.6)	$(46.7)	$(21.9)
Revenue deferred	(205.5)	(101.8)	(373.2)	(271.8)
Revenue recognized	168.1	81.8	344.4	243.5
Other(1)	(4.5)	(1.6)	(12.2)	(1.0)
Deferred revenue at end of period	$(87.7)	$(51.2)	$(87.7)	$(51.2)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of February 28, 2026, we had approximately $780 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 60% of this backlog will be recognized as revenue over the next 12 months, an additional 25% of the firm backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three- and nine-month periods ended February 28, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Parts Supply:
Commercial	$300.0	$220.9	$822.6	$652.1
Government and defense	92.5	49.8	241.3	142.0
	$392.5	$270.7	$1,063.9	$794.1

Repair & Engineering:
Commercial	$245.8	$193.6	$665.6	$591.5
Government and defense	19.5	22.3	58.8	70.8
	$265.3	$215.9	$724.4	$662.3

Integrated Solutions:
Commercial	$68.7	$69.4	$214.1	$211.4
Government and defense	99.1	93.5	314.5	283.8
	$167.8	$162.9	$528.6	$495.2

Expeditionary Services:
Commercial	$1.3	$1.6	$3.2	$3.6
Government and defense	18.2	27.1	59.9	70.8
	$19.5	$28.7	$63.1	$74.4

Consolidated sales by geographic region for the three- and nine-month periods ended February 28, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
U.S./Canada	$594.7	$494.8	$1,691.1	$1,468.6
Europe/Africa	144.7	98.7	345.4	316.3
Asia/South Pacific	92.3	75.0	284.7	204.6
Other	13.4	9.7	58.8	36.5
	$845.1	$678.2	$2,380.0	$2,026.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

5. Restricted Cash

Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. As of February 28, 2026, restricted cash includes $12.0 million on deposit with escrow agents related to our recent acquisitions and $9.6 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

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

6. Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	February 28,	May 31,
	2026	2025
U.S. Government contracts:
Trade receivables	$42.7	$26.6
Unbilled receivables	6.0	13.4
	48.7	40.0
All other customers:
Trade receivables	346.5	283.4
Unbilled receivables	31.0	31.4
	377.5	314.8
	$426.2	$354.8

7. Equity

Common Stock Offering

During the second quarter of fiscal 2026, we sold 3,450,000 shares of our common stock at $83.00 per share in a registered underwritten offering. After deducting underwriting fees and other offering expenses, we received $273.9 million in net proceeds.

Stock-Based Compensation

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

Expenses charged to operations for restricted stock during the three-month periods ended February 28, 2026 and 2025 were $2.9 million and $4.8 million, respectively, and during the nine-month periods ended February 28, 2026 and 2025 were $10.4 million and $13.0 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

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

The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2026 and 2025 was $18.4 million and $7.7 million, respectively. Expenses charged to operations for stock options during the three-month periods ended February 28, 2026 and 2025 were $0.8 million and $0.8 million, respectively, and during the nine-month periods ended February 28, 2026 and 2025 were $2.9 million and $2.6 million, respectively.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period based on the equity’s grant date fair value. For participants who are or become retirement-eligible during the service period, stock-based compensation expense is recognized over the period ending on the date the participant becomes retirement-eligible.

Earnings per Share

The potential dilutive effect of approximately 5,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three- and nine-month periods ended February 28, 2026 as the shares would have been anti-dilutive.

8. Inventories

The summary of inventories is as follows:

	February 28,	May 31,
	2026	2025
Aircraft and engine parts, components and finished goods	$781.0	$659.4
Raw materials and parts	142.9	119.9
Work-in-process	34.3	29.9
	$958.2	$809.2

In conjunction with the decision to exit our consumables and expendables product line, we do not expect certain inventories to be recoverable and have recognized an inventory reserve of $4.9 million during the three-month period ended February 28, 2026.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

9. Supplemental Cash Flow Information

	Nine Months Ended
	February 28,
	2026	2025
Interest paid	$44.1	$47.5
Income taxes paid	35.6	21.9
Income tax refunds received	0.1	0.4
Lease liabilities arising from obtaining or re-measuring ROU assets	7.8	3.1

During the three-month period ended February 28, 2026, we sold our corporate headquarters building in Wood Dale, Illinois in connection with our corporate headquarters relocation to Chicago, Illinois. The purchase price for the property was $26.0 million and we recognized a gain on the sale of $9.8 million. In conjunction with the sale, we also entered into a leaseback of the facility through July 31, 2028.

10. Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2027, but, the Purchase Agreement may also be terminated earlier under certain circumstances. The term of the Purchase Agreement shall be automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At February 28, 2026, we have utilized $18.5 million which reduced the availability under the Purchase Agreement to $131.5 million.

During the nine-month periods ended February 28, 2026 and 2025, we sold $173.5 million and $156.9 million, respectively, of receivables under the Purchase Agreement and remitted $166.6 million and $150.4 million, respectively, to the Purchaser on their behalf. As of February 28, 2026 and May 31, 2025, we had collected cash of $9.6 million and $7.4 million, respectively, which was not yet remitted to the Purchaser as of those respective dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Operations. We incurred discounts on the sale of our receivables of $0.2 million and $0.2 million during the three-month periods ended February 28, 2026 and 2025, respectively. During the nine-month periods ended February 28, 2026 and 2025, we incurred discounts on the sale of our receivables of $0.7 million and $0.7 million, respectively.

11. Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	February 28,	May 31,
	2026	2025
Senior Notes	$700.0	$550.0
Amended Revolving Credit Facility with interest payable monthly	195.0	427.0
Debt premium, net	2.5	—
Debt issuance costs, net	(9.2)	(9.0)
Long-term debt	$888.3	$968.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Credit Agreement

On December 14, 2022, we entered into a new credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders (the “Credit Agreement”) that included an unsecured revolving credit facility (the “Revolving Credit Facility”) that we can draw upon for working capital and general corporate purposes. In conjunction with the Credit Agreement, we terminated our revolving credit facility under the credit agreement dated April 12, 2011, as amended (the “2011 Credit Agreement”) with the outstanding borrowings under the 2011 Credit Agreement at the date of its termination rolled over to the Credit Agreement.

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that will increase the applicable interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case of secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate (as defined in the Revolver Amendment) loans) if our adjusted total debt to EBITDA ratio exceeds 3.75:1.00.

Under certain circumstances, we may request an increase to the lending commitments under the Credit Agreement by an aggregate amount of up to $300 million, not to exceed $1,125 million in total. The Credit Agreement expires on December 14, 2027. Borrowings under the Credit Agreement bear interest at an applicable variable rate based on SOFR plus 112.5 to 250 basis points based on certain financial measurements plus 10 basis points if a SOFR loan, or at the offered fluctuating Base Rate plus 12.5 to 150 basis points based on certain financial measurements of a Base Rate loan.

Borrowings outstanding under the Amended Revolving Credit Facility at February 28, 2026 were $195.0 million and there were $10.5 million of outstanding letters of credit, which reduced the availability of this facility to $619.5 million.

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

February 28, 2026

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

At February 28, 2026, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At February 28, 2026, we were in compliance with the financial and other covenants in our financing agreements.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Our sales to the ASAS JV, including service fees earned by us on providing support to the ASAS JV, were $3.6 million and $2.0 million during the three-month periods ended February 28, 2026 and 2025, respectively, and $12.0 million and $4.9 million during the nine-month periods ended February 28, 2026 and 2025, respectively.

Investment in Indian Joint Venture

Our investments in joint ventures previously included a 40% ownership interest in a joint venture in India to operate an airframe maintenance facility. We had also guaranteed 40% of the Indian joint venture’s debt and each of the partners in the Indian joint venture had a loan to the joint venture proportionate to its equity ownership.

During the first quarter of fiscal 2025, we executed a Share Purchase Agreement with our Indian joint venture partners whereby we agreed to sell our equity to those partners for $0.1 million conditional on the repayment of our loan and the release of our guarantee of the Indian joint venture’s debt. During the first quarter of fiscal 2025, we were released from our debt guarantee obligations and de- recognized the related $9.4 million guarantee liability. In the second quarter of fiscal 2025, we received $2.1 million reflecting the principal value of our shareholder loan. In conjunction with these transactions, the Share Purchase Agreement, and transition services arrangements, we recognized a gain of $2.1 million during fiscal 2025.

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

During the three-month periods ended February 28, 2026 and 2025, we recognized revenue of $0.7 million and $0.5 million, respectively, for such services. During the nine-month periods ended February 28, 2026 and 2025, we recognized revenue of $2.8 million and $1.6 million, respectively, for such services.

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

Investment in xCelle Asia Joint Venture

In December 2025, we invested $7.1 million for a 49.9% interest in xCelle Asia Limited (“xCelle Asia JV”) based in Thailand. The xCelle Asia JV operations include nacelle MRO services, including on-wing and on-site inspections and rotable support for next generation aircraft nacelles.

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

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

14. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended February 28, 2026 and 2025 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at December 1, 2025	$(3.2)	$(3.2)	$(6.4)
Other comprehensive income	1.7	—	1.7
Balance at February 28, 2026	$(1.5)	$(3.2)	$(4.7)

Balance at December 1, 2024	$(7.3)	$(3.3)	$(10.6)
Other comprehensive loss	(1.5)	—	(1.5)
Balance at February 28, 2025	$(8.8)	$(3.3)	$(12.1)

Changes in our AOCL by component for the nine-month periods ended February 28, 2026 and 2025 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2025	$(2.4)	$(3.2)	$(5.6)
Other comprehensive income	0.9	—	0.9
Balance at February 28, 2026	$(1.5)	$(3.2)	$(4.7)

Balance at June 1, 2024	$(5.5)	$(3.3)	$(8.8)
Total other comprehensive loss	(3.3)	—	(3.3)
Balance at February 28, 2025	$(8.8)	$(3.3)	$(12.1)

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

February 28, 2026

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

Significant expenses for each segment are as follows:

	Three Months Ended February 28, 2026
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$392.5	$311.4	$31.7	$(1.3)	$50.7
Repair & Engineering	265.3	222.9	27.4	(0.1)	15.1
Integrated Solutions	167.8	140.8	17.7	(0.1)	9.4
Expeditionary Services	19.5	15.1	1.5	0.1	2.8
	$845.1	$690.2	$78.3	$(1.4)	$78.0
Corporate and other					(12.2)
					65.8
Bargain purchase gain					35.7
Gain on sale of headquarters building					9.8
Loss related to sale and exit of businesses, net					(0.4)
Other expense, net					(0.7)
Interest expense					(17.5)
Interest income					0.4
Income before income taxes					$93.1

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended February 28, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$270.7	$215.9	$10.1	$(0.7)	$45.4
Repair & Engineering	215.9	173.3	23.4	0.2	19.0
Integrated Solutions	162.9	136.2	17.3	(0.2)	9.6
Expeditionary Services	28.7	20.4	1.9	—	6.4
	$678.2	$545.8	$52.7	$(0.7)	$80.4
Corporate and other					(9.3)
					71.1
Losses related to sale and exit of businesses					(64.0)
Other expense, net					(0.1)
Interest expense					(18.5)
Interest income					0.4
Income before income taxes					$(11.1)

	Nine Months Ended February 28, 2026
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$1,063.9	$851.6	$84.7	$(4.9)	$132.5
Repair & Engineering	724.4	589.8	75.2	1.2	58.2
Integrated Solutions	528.6	443.5	52.4	(0.3)	33.0
Expeditionary Services	63.1	49.9	5.0	—	8.2
	$2,380.0	$1,934.8	$217.3	$(4.0)	$231.9
Corporate and other					(34.2)
					197.7
Bargain purchase gain					35.7
Gain on sale of headquarters building					9.8
Gain related to sale and exit of businesses, net					0.2
Other expense, net					(1.0)
Interest expense					(55.4)
Interest income					1.2
Income before income taxes					$188.2

	Nine Months Ended February 28, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$794.1	$635.0	$53.1	$(1.1)	$107.1
Repair & Engineering	662.3	528.6	74.1	(3.3)	62.9
Integrated Solutions	495.2	420.8	51.2	(0.6)	23.8
Expeditionary Services	74.4	62.4	5.1	—	6.9
	$2,026.0	$1,646.8	$183.5	$(5.0)	$200.7
Corporate and other					(88.5)
					112.2
Losses related to sale and exit of businesses					(65.3)
Other expense, net					(0.4)
Interest expense					(56.6)
Interest income					1.4
Loss before income taxes					$(8.7)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Selected financial information for each segment is as follows:

	Three Months Ended February 28, 2026			Three Months Ended February 28, 2025
	Third-Party	Inter-segment	Total	Third-Party	Inter-segment	Total
	Sales	Sales	Sales	Sales	Sales	Sales
Parts Supply	$392.5	$8.0	$400.5	$270.7	$7.3	$278.0
Repair & Engineering	265.3	17.7	283.0	215.9	20.5	236.4
Integrated Solutions	167.8	2.5	170.3	162.9	0.5	163.4
Expeditionary Services	19.5	—	19.5	28.7	—	28.7
	$845.1	$28.2	$873.3	$678.2	$28.3	$706.5

	Nine Months Ended February 28, 2026			Nine Months Ended February 28, 2025
	Third-Party	Inter-segment	Total	Third-Party	Inter-segment	Total
	Sales	Sales	Sales	Sales	Sales	Sales
Parts Supply	$1,063.9	$23.4	$1,087.3	$794.1	$12.5	$806.6
Repair & Engineering	724.4	56.2	780.6	662.3	64.3	726.6
Integrated Solutions	528.6	6.4	535.0	495.2	1.1	496.3
Expeditionary Services	63.1	—	63.1	74.4	—	74.4
	$2,380.0	$86.0	$2,466.0	$2,026.0	$77.9	$2,103.9

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Capital expenditures:
Parts Supply	$0.4	$0.1	$0.7	$0.2
Repair & Engineering	4.3	6.3	13.2	14.2
Integrated Solutions	2.4	0.9	6.5	3.9
Expeditionary Services	0.9	0.6	2.7	5.1
Corporate and discontinued operations	0.5	0.6	1.5	1.3
	$8.5	$8.5	$24.6	$24.7

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Depreciation and amortization: [1]
Parts Supply	$7.7	$2.5	$16.2	$7.4
Repair & Engineering	7.8	7.1	21.1	20.1
Integrated Solutions	4.8	4.7	13.9	13.7
Expeditionary Services	0.4	0.4	1.3	1.2
Corporate and discontinued operations	3.2	4.9	11.9	14.7
	$23.9	$19.6	$64.4	$57.1

1 Includes amortization of stock-based compensation.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2026	2025	2026	2025
Earnings (Loss) from joint ventures:
Parts Supply	$1.3	$0.7	$4.9	$1.3
Repair & Engineering	0.1	(0.2)	(0.6)	3.4
	$1.4	$0.5	$4.3	$4.7

	February 28,	May 31,
	2026	2025
Total assets:
Parts Supply	$1,154.6	$818.8
Repair & Engineering	1,368.2	1,155.2
Integrated Solutions	597.6	620.8
Expeditionary Services	86.5	79.0
Corporate and discontinued operations	125.6	170.8
	$3,332.5	$2,844.6

	February 28,	May 31,
	2026	2025
Investments in joint ventures:
Parts Supply	$13.3	$8.4
Repair & Engineering	29.3	23.9
	$42.6	$32.3

17. Legal Proceedings

We are involved in various claims and legal actions, including environmental matters, arising in the ordinary course of business. We are not a party to any material pending legal proceeding (including any governmental or environmental proceeding) other than routine litigation incidental to our business except for the following:

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain subsidiaries of the Company purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and shortly thereafter the receiver of the VIM-AVIA bankruptcy estate (“Receiver”) and one of the major creditors of VIM-AVIA filed a clawback action in the Arbitration Court of the Russian Republic of Tatarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale.

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

February 28, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

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

Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions likely applicable to undisclosed creditors of the VIM- AVIA bankruptcy estate. As of February 28, 2026, our Condensed Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $2.1 million classified as long-term in Other liabilities.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2026

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview and Outlook

We report our activities in four business segments:

●	Parts Supply, primarily consisting of distribution of new parts (“Distribution”) and sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components;
●	Repair & Engineering, primarily consisting of our MRO services across airframes (“Airframe MRO”) and components (“Component Services”);
●	Integrated Solutions, primarily consisting of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”) and foreign governments, flight hour component inventory and repair programs for commercial airlines, and integrated software solutions, including Trax; and
●	Expeditionary Services, primarily consisting of products and services supporting the movement of equipment and personnel by the U.S. and foreign governments and non-governmental organizations with sales derived from the engineering, design, integration, and manufacture of pallets, shelters, and containers.

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

Parts Supply

Our Parts Supply segment primarily consists of aftermarket distribution of new, original equipment manufacturer (“OEM”)- supplied replacement parts and sales and leasing of USM.

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

On September 25, 2025, we acquired the outstanding shares of American Distributors Holding Co., LLC (“ADI”), including ADI American Distributors, LLC and other of ADI’s subsidiaries, for a final purchase price of $137.1 million. ADI is a leading distributor of electronic components and assemblies to OEMs across the aerospace and defense industry.

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

We are currently expanding both our Miami and Oklahoma City airframe maintenance facilities to meet growing customer demand. In Miami, we are constructing a 114,000 square foot facility with three bays adjacent to our existing hangar. In Oklahoma City, we have completed the construction of an 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. The Miami expansion is expected to be complete in mid-to-late calendar 2026.

On November 3, 2025, we acquired the outstanding shares of HAECO Americas, LLC and its subsidiary HAECO Airframe Services, LLC (together, “HAECO Americas”) from HAECO USA, Inc. for a purchase price of $78.0 million. HAECO Americas provides heavy aircraft maintenance, repair, and overhaul (“MRO”) and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida.

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

In fiscal 2025, we sold our Landing Gear Overhaul (“LGO”) business to GA Telesis for net proceeds of $48 million subject to post-closing adjustments for working capital, cash, and debt. We recognized a loss on the divestiture of $71.1 million, which included goodwill of $14.6 million.

Our Repair & Engineering segment also develops Parts Manufacturer Approval (“PMA”) parts for aftermarket applications. PMA is a designation under Federal Aviation Administration (“FAA”) regulations that permits the design of approved parts for specific aircraft components that can be provided by non-OEM sources at cost-efficient and sometimes improved availability.

Integrated Solutions

Our Integrated Solutions segment primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the DoD and foreign governments, flight hour component inventory and repair programs for commercial airlines and integrated software solutions, including Trax.

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

Our integrated software solutions are primarily comprised of our Trax software, which we acquired in fiscal 2023. Trax has the first fully cloud-based electronic enterprise resource platform for the MRO industry and also offers a full suite of “paperless” mobility apps that are in process of automating MRO workflows with artificial intelligence. In addition, we acquired Aerostrat, a leading long- range maintenance planning software company, in the first quarter of fiscal 2026 for a purchase price of $15 million plus contingent consideration of up to $5 million.

In conjunction with the decision to exit our consumables and expendables product line, we do not expect certain inventories to be recoverable and have recognized an inventory reserve of $4.9 million during the three-month period ended February 28, 2026.

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

Discussion of Results of Operations

Three- and Nine-Month Periods Ended February 28, 2026 and 2025

	Three Months Ended February 28,			Nine Months Ended February 28,
	2026	2025	% Change	2026	2025	% Change
Sales:
Commercial	$615.8	$485.5	26.8%	$1,705.5	$1,458.6	16.9%
Government and defense	229.3	192.7	19.0%	674.5	567.4	18.9%
	$845.1	$678.2	24.6%	$2,380.0	$2,026.0	17.5%

Gross Profit:
Commercial	$98.9	$95.6	3.5%	$298.5	$286.2	4.3%
Government and defense	55.8	36.1	54.6%	146.8	91.3	60.8%
	$154.7	$131.7	17.5%	$445.3	$377.5	18.0%

Gross Profit Margin:
Commercial	16.1%	19.7%		17.5%	19.6%
Government and defense	24.3%	18.7%		21.8%	16.1%
Consolidated	18.3%	19.4%		18.7%	18.6%

Three-Month Periods Ended February 28, 2026 and 2025

Consolidated sales for the third quarter of fiscal 2026 increased $166.9 million, or 24.6%, over the prior year quarter primarily due to an increase in sales to commercial customers.  Consolidated sales to commercial customers increased $130.3 million, or 26.8%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition, which contributed sales of $26.3 million.  In addition, our recent HAECO Americas acquisition contributed sales of $55.2 million.

Our consolidated sales to government customers increased $36.6 million, or 19.0%, primarily due to volume growth in our Parts Supply segment from our new parts Distribution activities, including from the ADI acquisition that contributed sales of $15.2 million.

Consolidated cost of sales increased $143.9 million, or 26.3%, over the prior year quarter, which was largely in line with the consolidated sales increase of 24.6% discussed above.

Consolidated gross profit for the third quarter of fiscal 2026 increased $23.0 million, or 17.5%, over the prior year quarter. Gross profit on sales to government customers increased $19.7 million, or 54.6%, primarily attributable to the volume growth in our new parts Distribution activities. The gross profit margin on sales to government customers increased to 24.3% from 18.7% in the prior year quarter primarily due to the mix of services across our programs activities, including our recently awarded contracts.

Gross profit on sales to commercial customers increased $3.3 million, or 3.5%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our ADI acquisition. The gross profit margin on sales to commercial customers decreased to 16.1% from 19.7% primarily due to the mix of products and services, including the pre- integration, lower margin HAECO Americas operations.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased $28.5 million, or 46.5%, from the prior year quarter primarily due to the ADI and HAECO Americas acquisitions, which collectively contributed $12.1 million in the third quarter of fiscal 2026.  In addition, the prior year quarter included the de-recognition of the $11.2 million Russian legal liability resulting from the ruling that reversed the previous judgment against us.

As a percent of sales, selling, general and administrative expenses increased to 10.6% from 9.0% in the prior year primarily due to the Russian legal liability reversal.

Interest Expense

Interest expense decreased $1.0 million in the third quarter of fiscal 2026 compared to the prior year quarter reflecting the impact of both lower interest rates and lower average borrowings. Our average borrowing rate on our Amended Revolving Credit Facility was 5.51% in the third quarter of fiscal 2026 compared to 6.38% in the prior year quarter.

Other Income

During the third quarter of fiscal 2026, we recognized a bargain purchase gain of $35.7 million related to our HAECO Americas acquisition as the preliminary fair value of the identifiable assets acquired exceeded the total purchase price.

Also in the third quarter of fiscal 2026, we sold our corporate headquarters building in Wood Dale, Illinois in connection with our corporate headquarters relocation to Chicago, Illinois. The purchase price for the property was $26.0 million and we recognized a gain on the sale of $9.8 million.

Income Taxes

Our income tax expense was $25.1 million in the third quarter of fiscal 2026 for an effective income tax rate was 27.0%. In the prior year quarter, we recognized a $63.0 million pre-tax impairment charge related to the divestiture of our LGO business which drove a pre-tax loss in the quarter and a resulting income tax benefit of $2.2 million.

Nine-Month Periods Ended February 28, 2026 and 2025

Consolidated sales for the nine-month period ended February 28, 2026 increased $354.0 million, or 17.5%, over the prior year period primarily due to an increase in sales to commercial customers.  Consolidated sales to commercial customers increased $246.9 million, or 16.9%, over the prior year period primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition, which contributed sales of $45.6 million.  In addition, our recent HAECO Americas acquisition contributed sales of $74.6 million.

Our consolidated sales to government customers increased $107.1 million, or 18.9%, primarily due to volume growth in our Parts Supply segment from our new parts Distribution activities, including from the ADI acquisition, which contributed sales of $23.9 million.

In addition, our Mobility business received a stop-work order from our U.S. Government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer in the first quarter of fiscal 2025. In conjunction with the termination, we recognized sales of $13.5 million reflecting the estimated recovery on our incurred costs in the nine-month period ended February 28, 2025.

Consolidated cost of sales increased $286.2 million, or 17.4%, over the prior year period, which was largely in line with the consolidated sales increase of 17.5% discussed above.

Consolidated gross profit for the nine-month period ended February 28, 2026 increased $67.8 million, or 18.0%, over the prior year period. Gross profit on sales to government customers increased $55.5 million, or 60.8%, primarily attributable to volume growth in our Parts Supply segment from our new parts Distribution activities, including from our ADI acquisition. The gross profit margin on sales to government customers increased to 21.8% from 16.1% in the prior year period primarily due to the mix of services across our programs activities, including our recently awarded contracts.

Gross profit on sales to commercial customers increased $12.3 million, or 4.3%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition. The gross profit margin on sales to commercial customers decreased to 17.5% from 19.6% primarily due to the mix of products and services, including the pre-integration, lower margin HAECO operations.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $20.6 million, or 7.6%, from the prior year period primarily due to the FCPA matters that were settled in the second quarter of fiscal 2025, partially offset by the Russian legal liability reversal.

Interest Expense

Interest expense for the nine-month period ended February 28, 2026 decreased $1.2 million reflecting the impact of both lower interest rates and lower average borrowings. Our average borrowing rate on our Amended Revolving Credit Facility was 5.85% for the nine-month period ended February 28, 2026 compared to 6.66% in the prior year period.

Other Income

During the nine-month period ended February 28, 2026, we recognized a bargain purchase gain of $35.7 million related to our HAECO Americas acquisition as the preliminary fair value of the identifiable assets acquired exceeded the total purchase price.

Also in the current period, we sold our corporate headquarters building in Wood Dale, Illinois in connection with our corporate headquarters relocation to Chicago, Illinois. The purchase price for the property was $26.0 million and we recognized a gain on the sale of $9.8 million.

Income Taxes

Our income tax expense was $51.2 million in the nine-month period ended February 28, 2026 for an effective income tax rate of 27.2%. In the prior year period, our income tax expense was $12.8 million while our loss before income taxes was $8.7 million.  The majority of the FCPA settlement charge was nondeductible for income tax purposes resulting in no income tax benefit.

Operating Segment Results of Operations

Three-Month Periods Ended February 28, 2026 and 2025

Parts Supply Segment

	Three Months Ended February 28,
	2026	2025	% Change
Third-party sales	$392.5	$270.7	45.0%
Operating income	50.7	45.4	11.7%
Operating margin	12.9%	16.8%

Sales in the Parts Supply segment increased $121.8 million, or 45.0%, over the prior year quarter primarily due to a $99.9 million increase in sales in our new parts Distribution activities from increased demand and growth from new and expanded distribution agreements. The ADI acquisition contributed sales of $41.5 million during the third quarter of fiscal 2026.

Operating income in the Parts Supply segment increased $5.3 million, or 11.7%, over the prior year quarter, primarily due to the volume growth in our new parts Distribution activities. The de-recognition of the Russian legal liability resulting from the ruling that reversed the previous judgment against us was $11.2 million in the prior year quarter.  Operating margin decreased to 12.9% from 16.8% in the prior year quarter, primarily due to the de-recognition of the Russian legal liability in the prior year quarter.

Repair & Engineering Segment

	Three Months Ended February 28,
	2026	2025	% Change
Third-party sales	$265.3	$215.9	22.9%
Operating income	15.1	19.0	(20.5)%
Operating margin	5.7%	8.8%

Sales in the Repair & Engineering segment increased $49.4 million, or 22.9%, over the prior year quarter primarily due to growth within our Airframe MRO services of $60.4 million. The HAECO Americas acquisition contributed sales of $55.2 million, which was partially offset by the divestiture of our LGO business in the fourth quarter of fiscal 2025. The LGO business contributed sales of $19.1 million in the third quarter of fiscal 2025.

Operating income in the Repair & Engineering segment decreased $3.9 million, or 20.5%, from the prior year quarter with the operating margin decreasing to 5.7% from 8.8%. These decreases were primarily due to the mix of products and services, including the pre-integration, lower margin HAECO Americas operations.

Integrated Solutions Segment

	Three Months Ended February 28,
	2026	2025	% Change
Third-party sales	$167.8	$162.9	3.0%
Operating income	9.4	9.6	(2.1)%
Operating margin	5.6%	5.9%

Sales in the Integrated Solutions segment increased $4.9 million, or 3.0%, over the prior year quarter primarily due to growth within our Trax software activities, including the recent acquisition of Aerostrat.

Operating income in the Integrated Solutions segment decreased $0.2 million, or 2.1%, from the prior year quarter with the operating margin decreasing to 5.6% from 5.9%. These decreases were primarily attributable to our commercial programs activity including an inventory provision of $4.9 million recognized in conjunction with the decision to exit our consumables and expendables product line and unfavorable cumulative catch-up adjustments of $1.7 million during the current quarter.  Changes in estimates and assumptions related to our arrangements accounted for using the cost-to-cost method are recorded using the cumulative catch-up method of accounting. These adjustments relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services to commercial customers.

Expeditionary Services Segment

	Three Months Ended February 28,
	2026	2025	% Change
Third-party sales	$19.5	$28.7	(32.1)%
Operating income	2.8	6.4	(56.3)%
Operating margin	14.4%	22.3%

Sales in the Expeditionary Services segment decreased $9.2 million, or 32.1%, from the prior year period primarily due to lower volumes across the pallet product line. In addition, we recognized sales of $4.0 million reflecting the revised estimated recovery on our incurred costs for the Next Generation Pallet contract that was terminated for convenience by the customer.

Operating income in the Expeditionary Services segment decreased $3.6 million, or 56.3%, from the prior year quarter and the operating margin decreased to 14.4% from 22.3%. These decreases were attributable to the pallet-related items previously discussed.

Nine-Month Periods Ended February 28, 2026 and 2025

Parts Supply Segment

	Nine Months Ended February 28,
	2026	2025	% Change
Third-party sales	$1,063.9	$794.1	34.0%
Operating income	132.5	107.1	23.7%
Operating margin	12.5%	13.5%

Sales in the Parts Supply segment for the nine-month period ended February 28, 2026 increased $269.8 million, or 34.0%, over the prior year period primarily due to a $213.2 million increase in sales in our new parts Distribution activities from increased demand and growth from new and expanded distribution agreements. The ADI acquisition contributed sales of $69.5 million during the nine- month period ended February 28, 2026. Whole asset sales in our aftermarket parts trading activities increased $16.9 million over the prior year period.

Operating income in the Parts Supply segment increased $25.4 million, or 23.7%, over the prior year period primarily due to improved profitability from the increased sales volume within our new parts distribution activities.

Repair & Engineering Segment

	Nine Months Ended February 28,
	2026	2025	% Change
Third-party sales	$724.4	$662.3	9.4%
Operating income	58.2	62.9	(7.5)%
Operating margin	8.0%	9.5%

Sales in the Repair & Engineering segment for the nine-month period ended February 28, 2026 increased $62.1 million, or 9.4%, over the prior year period primarily due to growth within our Airframe MRO services of $103.0 million. The HAECO Americas acquisition contributed sales of $74.6 million in the current period, which was partially offset by the divestiture of our LGO business in the fourth quarter of fiscal 2025. The LGO business contributed sales of $58.6 million in the prior year period.

Operating income in the Repair & Engineering segment decreased $4.7 million, or 7.5%, from the prior year period and the operating margin decreased to 8.0% from 9.5%. These decreases were primarily due to the mix of products and services, including the pre-integration, lower margin HAECO Americas operations.

Integrated Solutions Segment

	Nine Months Ended February 28,
	2026	2025	% Change
Third-party sales	$528.6	$495.2	6.7%
Operating income	33.0	23.8	38.7%
Operating margin	6.2%	4.8%

Sales in the Integrated Solutions segment for the nine-month period ended February 28, 2026 increased $33.4 million, or 6.7%, over the prior year period primarily due to higher government program activity.

Operating income in the Integrated Solutions segment increased $9.2 million, or 38.7%, over the prior year period and the operating margin increased to 6.2% from 4.8%. These increases were primarily attributable to our government programs activity and its sales growth as well as its higher profitability from the mix of products and services.

Expeditionary Services Segment

	Nine Months Ended February 28,
	2026	2025	% Change
Third-party sales	$63.1	$74.4	(15.2)%
Operating income	8.2	6.9	18.8%
Operating margin	13.0%	9.3%

Sales in the Expeditionary Services segment for the nine-month period ended February 28, 2026 decreased $11.3 million, or 15.2%, from the prior year period primarily due to sales of $13.5 million recognized in conjunction with the termination of our Next Generation Pallet contract in the prior year period.

Operating income in the Expeditionary Services segment increased $1.3 million, or 18.8%, over the prior year period primarily due to the impact of termination of the Next Generation Pallet contract. In conjunction with the termination in the prior year period, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs. Operating margin increased to 13.0% from 9.3% in the prior year period primarily due to the contract termination.

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

At February 28, 2026, our liquidity and capital resources included working capital of $1,110.7 million inclusive of cash of $78.5 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

Borrowings

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620.0 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that increases the interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case loans based on the secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate (as defined in the Revolver Amendment) loans) if our adjusted total debt to EBITDA ratio exceeds 3.75:1.00.

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

At February 28, 2026, borrowings outstanding under the Amended Revolving Credit Facility were $195.0 million and there were approximately $10.5 million of outstanding letters of credit, which reduced the availability under this facility to $619.5 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of February 28, 2026, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $10.0 million.

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

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At February 28, 2026, we were in compliance with the financial and other covenants under each of our financing arrangements.

Sale of Receivables

We maintain a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150.0 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement expires after February 22, 2027, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At February 28, 2026, we have utilized $18.5 million, which reduced the availability under the Purchase Agreement to $131.5 million.

Common Stock Offering

During the second quarter of fiscal 2026, we sold 3,450,000 shares of our common stock at $83.00 per share in a registered underwritten offering. After deducting underwriting fees and other offering expenses, we received $273.9 million in net proceeds.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the nine-month period ended February 28, 2026. Since inception of the renewal authorization, we have repurchased 2.4 million shares for an aggregate purchase price of $107.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $43.4 million in the nine-month period ended February 28, 2026 compared to cash used of $15.3 million in the prior year period. The increase in the cash provided by operating activities from the prior year of $58.7 million was primarily attributable to working capital changes, including the timing of customer invoicing. In addition, we received a $50 million prepayment from a customer in the third quarter of fiscal 2026 for which $43.8 million remained as deferred revenue at February 28, 2026.

Cash Flows from Investing Activities

Net cash used in investing activities was $251.8 million in the nine-month period ended February 28, 2026 compared to $16.9 million in the prior year period. The increase in cash used in investing activities from the prior year of $234.9 million was primarily related to ADI and HAECO Americas acquisitions in the second quarter of fiscal 2026.

Cash Flows from Financing Activities

Net cash provided by financing activities was $199.3 million in the nine-month period ended February 28, 2026 compared to $37.0 million in the prior year period. The increase in cash provided by financing activities over the prior year of $162.3 million was primarily related to the common stock and debt offerings we completed in the second quarter of fiscal 2026 to fund our fiscal 2026 acquisitions and reduce our borrowings under our Amended Revolving Credit Facility.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2025 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the third quarter of fiscal 2026.

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

These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: (i) factors that adversely affect the commercial aviation industry; (ii) adverse events and negative publicity in the aviation industry; (iii) a reduction in sales to the U.S. government and its contractors; (iv) cost overruns and losses on fixed-price contracts; (v) nonperformance by subcontractors or suppliers; (vi) our ability to manage our operational footprint; (vii) a reduction in outsourcing of maintenance activity by airlines; (viii) a shortage of skilled personnel or work stoppages; (ix) competition from other companies; (x) financial, operational and legal risks arising as a result of operating internationally; (xi) inability to integrate acquisitions effectively and execute operational and financial plans related to the acquisitions; (xii) failure to realize the anticipated benefits of acquisitions; (xiii) circumstances associated with divestitures; (xiv) inability to recover costs due to fluctuations in market values for aviation products and equipment; (xv) cyber or other security threats or disruptions; (xvi) a need to make significant capital expenditures to keep pace with technological developments in our industry; (xvii) restrictions on use of intellectual property and tooling important to our business; (xviii) inability to fully execute our stock repurchase program and return capital to stockholders; (xix) limitations on our ability to access the debt and equity capital markets or to draw down funds under loan agreements; (xx) oure ability to manage our debt; (xxi) non- compliance with restrictive and financial covenants contained in our debt and loan agreements; (xxii) changes in or non-compliance with laws and regulations related to federal contractors, the aviation industry, international operations, safety, and environmental matters, and the costs of complying with such laws and regulations; and (xxiii) exposure to product liability and property claims that may be in excess of our liability insurance coverage. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10- K for the year ended May 31, 2025 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended February 28, 2026.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2025. There were no significant changes during the quarter ended February 28, 2026.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2026 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the U.S. Securities and Exchange Commission, this evaluation excludes the operations of ADI and HAECO Americas, which were acquired during the nine-month period ended February 28, 2026.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 17 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 17 to our Condensed Consolidated Financial Statements for the quarter ended February 28, 2026 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Item 5 – Other Information

During the three months ended February 28, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at February 28, 2026 and May 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended February 28, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended February 28, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended February 28, 2026 and 2025, (v) Condensed Consolidated Statement of Changes in Equity for the three- and nine-months ended February 28, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	March 24, 2026	/s/ DYLAN WOLIN
Dylan Wolin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)