Form 10-K
period 2026-05-31
AAR CORP
filed 2026-07-22
CIK 1750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2026 or
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

The aggregate market value of the registrant’s voting stock held by nonaffiliates was approximately $3,224 million (based upon the closing price of the Common Stock at November 28, 2025 as reported on the New York Stock Exchange).

On June 30, 2026, there were 39,892,472 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement for the Company’s 2026 Annual Meeting of Stockholders, to be held September 23, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.BUSINESS

General

AAR CORP. and its subsidiaries are referred to herein collectively as “AAR,” “Company,” “we,” “us,” and “our” unless the context indicates otherwise. AAR was incorporated in 1955 and we are a leading independent provider of solutions to the global aviation aftermarket. We offer a broad line of products and services to commercial and government aerospace customers and operate globally in over 20 countries.

During the fourth quarter of fiscal 2026, we changed our operating segment structure to realign our Integrated Solutions segment which resulted in the following changes:

●	Combined our government programs activities and our Mobility Systems business, previously reported as Expeditionary Services, into a new operating segment named Government Solutions;
●	Re-positioned our software platform to our Repair and Engineering segment, which was renamed Repair, Engineering, and Software; and
●	Legacy Commercial Programs, the remaining business unit within the Integrated Solutions segment, is now separately reported as its own operating segment.

These changes resulted in the following four operating segments:

●	Parts Supply remains unchanged from the prior structure, primarily consisting of new parts Distribution and sales of used serviceable material, including aircraft, engine and airframe parts and components (“USM”);
●	Repair, Engineering, and Software primarily consists of maintenance, repair, and overhaul (“MRO”) of airframes (“Airframe MRO”), certain other components (“Component MRO”), and our software platforms, including Trax, Aerostrat, Airvoyant and Airinmar;
●	Government Solutions primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of War (“DoW”), the U.S. Department of State (“DoS”) and foreign governments and the engineering, design, integration, manufacture, and repair of pallets, shelters, and containers (“Mobility Systems”); and
●	Legacy Commercial Programs consists of asset-heavy flight hour-based component pool and repair programs for commercial airlines and distribution of consumables and expendables inventory. During the fourth quarter of fiscal 2026, we also announced our intention to exit our Legacy Commercial Programs business as it requires significant asset pools and no longer meets our capital return thresholds. We anticipate that the wind-down of this segment will take approximately three to four years as the Legacy Commercial Programs’ existing customer contracts are terminated and its rotable assets are sold.

In fiscal 2026, we completed one acquisition in our Parts Supply segment and three acquisitions in our Repair, Engineering, and Software segment to further expand our products and services portfolio and our global footprint:

●	In September 2025, we acquired American Distributors Holding Co., LLC (“ADI”) for $137.1 million. ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry,

●	In November 2025, we acquired HAECO Americas for $78.0 million. HAECO Americas is a provider of heavy aircraft MRO and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida. Prior to its acquisition, HAECO Americas was the second largest heavy maintenance provider in North America and immediately expanded our maintenance footprint. Related to the transaction, we also secured multi-year heavy maintenance contracts with key customers.
●	In April 2026, we acquired Aircraft Reconfig Technologies (“ART”) for $36.0 million. ART is a leading aircraft interiors engineering company which adds Federal Aviation Administration (“FAA”) Organization Designation Authorization to our engineering services capabilities. This enables us to issue supplemental type certificates and Parts Manufacturer Approval (“PMA”) without reliance on third parties.
●	In August 2025, we acquired Aerostrat Corp. (“Aerostrat”) for $19.0 million. Aerostrat is a leading long-range maintenance planning software provider used by airlines, MRO facilities, and cargo companies to automate complex scheduling, ensure production capacity, and simplify aircraft allocation.

In fiscal 2026, we set new records throughout the year, expanding our capabilities, strengthening our market position, and delivering exceptional financial results that validated our strategy as the leading Parts, Repair, and Software platform in the aviation aftermarket.

The energy across our global operations fueled a year of strong execution. We delivered the high standards our commercial and government customers expect with the urgency required to keep aircraft flying. The pace of that execution reinforced a defining part of how we operate, leading us to add nonstop to our longstanding brand promise, now Doing it Right. Nonstop.™

Our repositioned portfolio and focused strategy drove record-breaking financial results in fiscal 2026. Notably, growth of our new parts Distribution activities contributed to exceptional profitability improvements. More broadly, our focus on significantly expanding margins across all business areas drove unprecedented growth with achievements well above our prepandemic highs.

During fiscal 2026, we took decisive steps to simplify our portfolio, increase transparency, and sharpen our focus on higher-margin businesses with stronger returns on capital. We re-segmented our operations to provide greater visibility into our performance and began the multi-year wind down of our Legacy Commercial Programs business. At our recent Investor Day in May 2026, we outlined how these actions position us for long-term growth, providing additional detail on our repositioned portfolio and updated financial framework before ringing the closing bell at the New York Stock Exchange.

We continued to strengthen our software portfolio with the launch of Airvoyant, an AI-powered aviation procurement solution that automates the historically complex parts sourcing process. The strong market reception reinforces the increasing importance of advanced automation in aviation procurement and supply chain management.

Growth remained a priority throughout fiscal 2026, both organically and through acquisitions. We completed the expansion of our Airframe MRO facility in Oklahoma City and are supporting a long-term customer’s increased demand for maintenance capacity. Construction on our Miami Airframe MRO expansion is progressing well, and we expect to begin servicing additional maintenance lines from the new hangar this autumn.

Fiscal 2026 marked our most acquisitive year with four acquisitions strengthening key areas of our business and further reinforcing our competitive position across the aviation aftermarket. Integration efforts are progressing ahead of plan, and each acquisition is already contributing to our capabilities, customer value proposition, and growth strategy.

Consolidated sales in fiscal 2026 increased $527.5 million, or 19.0%, over the prior year primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $408.0 million, or 20.6%, over the prior year primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition, which contributed sales of $82.2 million. In addition, our recent HAECO Americas acquisition contributed sales of $131.1 million.

Our consolidated sales to government customers increased $119.5 million, or 14.9%, primarily due to volume growth in our Parts Supply segment from our new parts Distribution activities, including from the ADI acquisition, which contributed sales of $33.2 million.

Over the long-term, we expect to see strength in our aviation products and services given our offerings of value-added solutions to both commercial and government and defense customers. We believe long-term commercial aftermarket growth trends are favorable. As we continue to explore and invest in the pipeline of opportunities in the government market, our long-term strategy continues to emphasize investing in the business and capitalizing on opportunities in both the commercial and government markets.

Business Segments

Parts Supply

Our Parts Supply segment primarily consists of aftermarket distribution of new, OEM supplied replacement parts and sales and leasing of USM. The Parts Supply segment accounted for approximately 45% of our sales in fiscal 2026. We have established formal distribution relationships with OEM suppliers of aircraft components, which are utilized by aircraft operators and aircraft repair and maintenance operations. We are a leading independent distributor of factory new aircraft parts for the aftermarket. We also distribute components and assemblies to OEMs through our recent ADI acquisition. As we continue to enhance our digital solutions, we have developed the online PAARTSsm Store, which facilitates the electronic fulfillment of orders when customers choose this channel.

Our parts are supplied for narrow-body, wide-body and regional aircraft to aircraft operators, airlines, government customers and other MRO companies across the world. In most cases, we enter exclusive relationships with OEMs for a given market where we are the only provider of that supplier’s product category. We provide global scale, independence, and highly technical sales capabilities across both commercial and government end-markets.

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

We take an active role in sourcing USM inventory by monitoring the market for opportunities to acquire used aircraft and engines. After acquisition, we manage the process of disassembly, repair and inspection of the various parts or discrete components that can be sold to customers. Our extensive network of industry relationships and presence in the market positions us with operators, lessors and other trading companies to source opportunities. Additionally, our global reach and long-standing customer relationships position us to meet market demand for these products.

Our business activities in this segment are primarily conducted through AAR Supply Chain, Inc.; ADI; AAR Aircraft & Engine Sales & Leasing, Inc.; and AAR International, Inc.

Repair, Engineering, and Software

Our Repair, Engineering, and Software segment primarily provides Airframe MRO, Component MRO, and integrated software solutions. The Repair, Engineering, and Software segment accounted for approximately 35% of our sales in fiscal 2026.

Our Airframe MRO services are primarily comprised of major airframe inspection, MRO, painting services, line maintenance, airframe modifications, structural repairs, avionics service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. Component MRO services are primarily comprised of repair and overhaul services for structural components, engine and airframe accessories, and interior refurbishment.

Our software solutions primarily consist of comprehensive, cloud-based, mobile, and AI-enabled aviation aftermarket software, which provide greater value across all aspects of airline and MRO technical operations. Trax is a cloud-based system of record for aircraft maintenance which is enhanced by mobile apps for real-time work execution. Trax supports all MRO workflows including engineering, planning, procurement, inventory management, repair completion, quality, and reporting. Aerostrat is an advanced platform for long-range heavy maintenance planning used by global airlines. Aerostrat automates complex scheduling to ensure heavy maintenance capacity and minimizes aircraft out-of-service time. Airvoyant is an artificial intelligence (“AI”) platform that automates the procurement workflow from requisition to invoice (end-to-end) through intelligent sourcing decisions using data science and agentic AI. Airvoyant also provides automated ordering controlled by AI confidence thresholds and business rules such as part type, order value, and approvals. Airinmar provides warranty claim management in support of our airline customers’ maintenance activities.

Our Repair, Engineering, and Software segment also develops PMA parts for aftermarket applications. PMA is a designation under FAA regulations that permits the design of approved parts for specific aircraft components that can be provided by non-OEM sources at cost-efficient pricing and sometimes improved availability. In addition, this segment designs proprietary designated engineering representative (“DER”) repairs.

Our Repair, Engineering, and Software segment primarily supports narrow-body Airbus, Boeing and Embraer regional aircraft for customers, as well as U.S. government defense agencies.

We operate eight airframe maintenance facilities and five component repair facilities. Our U.S. airframe maintenance facilities are in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Rockford, Illinois; Greensboro, North Carolina; Lake City, Florida and our Canadian airframe maintenance facilities are in Trois Rivières, Quebec and Windsor, Ontario. Our component repair facilities are in Hot Springs, Arkansas; Grand Prairie, Texas; Wellington, Kansas: Chonburi, Thailand; and Amsterdam, Netherlands.

To meet growing customer demand, we recently expanded our Oklahoma City operations with the construction of a new 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. This facility inducted its first aircraft in early calendar 2026. We are also expanding our Miami airframe maintenance operations with a 114,000 square foot facility with three bays adjacent to our existing hangar. The new Miami facility is expected to be operational before the end of calendar 2026.

Our business activities in this segment are primarily conducted through AAR Aircraft Services, Inc.; AAR Aircraft Services, LLC; AAR Allen Services, Inc.; AAR International, Inc.; Trax; AAR Component Services (Thailand) Ltd.; AAR Component Services – Hot Springs, LLC; and AAR Component Services – Grand Prairie, Inc.

Government Solutions

The Government Solutions segment primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the DoW, the DoS and foreign governments and our Mobility Systems operations which provides products and services supporting the movement of equipment by the U.S. and foreign governments and non-governmental organizations. The Government Solutions segment accounted for approximately 15% of our sales in fiscal 2026.

Fleet management and operations of customer-owned aircraft are performed for the DoS under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract which began in fiscal 2018. Our services under the contract include operating and maintaining the global DoS fleet of fixed- and rotary-wing aircraft. Supply chain logistics programs are primarily comprised of material planning, sourcing, logistics, information and program management and parts and component repair and overhaul.

Mobility Systems designs, manufactures, and repairs transportation pallets and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. Shelters include both stationary and vehicle-mounted applications. Mobility Systems also provides engineering, design, and system integration services for specialized command and control systems.

Our business activities in this segment are primarily conducted through AAR Government Services, Inc.; AAR Aircraft Services, Inc.; AAR International, Inc.; AAR Airlift Group, Inc.; AAR Manufacturing, Inc.; and Brown International Corporation.

Legacy Commercial Programs

The Legacy Commercial Programs segment primarily consists of asset-heavy flight hour-based component pool and repair programs for commercial airlines and distribution of consumables and expendables inventory. Flight hour component inventory and repair programs for commercial airlines are primarily comprised of outsourcing programs for airframe parts and components. The Legacy Commercial Programs segment accounted for approximately 5% of our sales in fiscal 2026.

Our business activities in this segment are primarily conducted through AAR Supply Chain, Inc. and AAR International, Inc.

Raw Materials and Procurement of Repair and Other Services

Although we generated approximately 65% of our fiscal 2026 sales from the sale of products, we are engaged in only limited manufacturing activities and have minimal exposure to fluctuations in both the availability and pricing of raw materials. We purchase raw materials for our Government Solutions manufacturing operations, including steel, aluminum, extrusions, balsa, and other necessary supplies from several vendors. Where necessary, we have been able to obtain raw materials and other inventory items from numerous sources at competitive prices, terms, and conditions, and we expect to be able to continue to do so.

Historically, we have not been significantly impacted by inflation. Increases in raw material costs, freight, or other costs have generally been offset through efficiencies or price increases. A portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers. In those cases where inflationary increases are not contractually stipulated, we attempt to actively negotiate price increases. We have consistently implemented actions to deliver efficiencies and cost savings. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher costs through price increases on a timely basis.

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

Terms of Sale

We generally sell our products and services under standard 30-day payment terms. On occasion, certain customers will negotiate extended payment terms of 60-90 days. Except for customary limited warranty provisions, customers neither have the right to return products nor do they have the right to extended financing. Our government contracts may extend several years and include one or more base years and one or more option years. The government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, or modify some contracts at its convenience.

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

Customers

The principal customers for our products and services are domestic and foreign passenger airlines, domestic and foreign cargo airlines, regional and commuter airlines, business and general aviation operators, OEMs, aircraft leasing companies, aftermarket aviation support companies, the DoW and its contractors, the DoS, and foreign military organizations or governments.

Sales of aviation products and services to our commercial airline customers are generally affected by such factors as the number, type and average age of aircraft in service, the levels of aircraft utilization (e.g., frequency of schedules, flying hours, and take-off and landing cycles), the number of airline operators, the general economy, and the level of sales of new and used aircraft. Sales to the DoW and other government agencies are subject to a number of factors, including the level of troop deployment worldwide, government funding, competitive bidding, and requirements generated by worldwide geopolitical events.

We primarily market and sell products and services through our own employees. In certain markets outside of the United States, we rely on foreign sales representatives to assist in the sale of our products and services.

Sales to Government and Defense Customers

Sales to global government and defense customers (including sales to branches, agencies, and departments of the U.S. government) were $923.9 million (27.9% of consolidated sales), $804.3 million (28.9% of consolidated sales), and $681.0 million (29.4% of consolidated sales) in fiscal 2026, 2025, and 2024, respectively. Sales to branches, agencies, and departments of the U.S. government and its contractors were $787.8 million (23.8% of consolidated sales), $687.6 million (24.7% of consolidated sales), and $576.1 million (24.8% of consolidated sales) in fiscal 2026, 2025, and 2024, respectively.

Sales to government and defense customers are reported in each of our operating segments (See Note 15 of Notes to Consolidated Financial Statements). Since such sales are subject to competitive bidding and government funding, no assurance can be given that such sales will continue at levels previously experienced. The majority of our U.S. government sales are for products and services supporting DoS flight operations and DoW logistics and mobility strategy. Our government contracts are subject to changes with fluctuations in defense and other governmental agency spending and requirements.

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

We have fifteen FAA certificated repair stations across the United States, Canada, Asia, and Europe. Of the fifteen FAA certificated repair stations, twelve are also European Aviation Safety Agency (“EASA”) and three are also Transport Canada Civil Aviation (“TCCA”) certificated repair stations. Such certificates, which are ongoing in duration, are required for us to perform authorized MRO services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. Fourteen of the certificated repair stations are within the Repair, Engineering, and Software segment with one in our Government Solutions segment. We believe that we currently possess all licenses and certifications that are material to the conduct of our business.

Competition

Competition in each of our markets is based on quality, ability to provide a broad range of products and services, speed of delivery, and price. Aviation competitors include OEMs, the service divisions of large commercial airlines, and other independent suppliers of parts, repair, and overhaul services to the commercial and defense markets. Our Government Solutions segment competes with a number of divisions of large corporations and other large and small companies. Although certain of our competitors have substantially greater financial and other resources than we do, we believe that we have maintained a satisfactory competitive position through our responsiveness to customer needs, our attention to safety and quality, our unique portfolio of high-quality solutions with lower cost to the customer, combination of market expertise and deep technical knowledge, our long-standing customer relationships, and our integrated, connected business model.

Backlog

Backlog represents the amount of revenue that we expect to derive from unshipped orders or signed contracts. The backlog primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services. Backlog includes our remaining performance obligations based on the transaction price of firm orders for which work has not yet been performed as of May 31, 2026 and excludes unexercised contract options and potential orders under contracts such as ID/IQ contracts.

At May 31, 2026, our firm backlog was $777 million, and we expect that approximately 70% of this backlog will be recognized as revenue in fiscal 2027, an additional 20% of the firm backlog in fiscal 2028, and the balance thereafter.

Human Capital Resources

As of May 31, 2026, we employed approximately 7,100 employees worldwide, with 5,400 employees in the United States and 1,700 employees outside of the United States. We also retained approximately 700 contract workers as of May 31, 2026, the majority of whom are located at our airframe maintenance facilities. We retain these contract workers as they provide unique skill sets which are necessary at certain facilities as well as mitigate the impact of demand variability with our customers.

Our employees provide the foundation for our ability to achieve our strategic objectives. They are instrumental in driving operational excellence and strong financial performance and maintaining a robust safety, quality and compliance program.

We believe sustainable performance is driven by the alignment of people, process, and technology. By investing in our talent, continuously improving our processes, and advancing our technology capabilities, we enhance operational excellence, strengthen our safety and quality outcomes, and position the Company for long-term growth.

The success and growth of our business depend on our ability to attract, retain, and develop talented and high-performing employees at all levels of our organization. We care about the experience our employees have with us and the impact we collectively have in our community. We believe this strategy is important because it helps us promote workforce engagement, retention, and productivity, which enables strong business growth globally. We are proud to be recognized in Forbes’ American’s Dream Employers 2026, 2026 Military Friendly® Employer and Military Friendly Spouse® Employer designations, and Great Place To Work certification.

Commitment to Safety

Safety and wellbeing are fundamental to our culture, operations, and long-term success. Our commitment to safety begins at the highest levels of the organization, with the Board of Directors’ Aviation Safety and Training Committee providing oversight of safety, training, and safety culture, including review of key risks, performance indicators, and continuous improvement initiatives. Executive leadership is accountable for safety performance, with responsibility embedded across all levels of the organization.

We are committed to fostering a safe workplace in compliance with applicable safety and occupational health regulations, including FAA, EASA, TCCA, and Occupational Safety and Health Administration (“OSHA”) requirements, as well as our internal standards and policies. We actively engage employees to identify hazards, report concerns, and participate in corrective actions that strengthen our safety performance. Our approach emphasizes hazard identification, risk reduction, prevention of quality escapes, and mitigation of conditions that could result in injury, operational disruption, or customer impact. Our corporate Safety Management System (“SMS”) provides a structured, enterprise-wide framework aligned with regulatory and industry standards. Through our SMS, employees proactively report hazards and near misses, conduct safety risk assessments, implement mitigations, and share lessons learned across operations. We promote a just culture that supports open reporting and prohibits retaliation, enabling us to identify risks early and address root causes through investigation and corrective action.

We support these efforts through ongoing training, leadership engagement, and targeted safety communications, including Companywide campaigns and recognition programs that reinforce safe behaviors and accountability. We monitor a range of leading and lagging indicators, such as reporting rates, risk assessments, audit results, and injury metrics, to evaluate performance and drive accountability. We leverage data analytics to identify trends, prioritize interventions, and continuously strengthen our safety culture and operational resilience. Upholding our commitment to safety is foundational to Doing it Right. Nonstop.TM

Competitive Pay and Benefits

We pay our employees competitively and reward our employees for achieving and exceeding objectives focused on creating long-term value for stockholders.

Providing comprehensive, competitive, and affordable benefits is important to our talent attraction and retention strategy. We offer health benefits that include various medical/pharmacy/dental plan options as well as a cost comparison tool to assist employees with their decisions. Health savings accounts for those in a high-deductible health plan and flexible spending accounts for both health care and dependent care are also available to employees. The retirement, investment, and tax savings/deferral opportunities offered to employees include competitive 401(k) benefits and an Employee Stock Purchase Plan.

Employees are eligible for paid and unpaid leaves, including maternity and parental leave. We also offer a variety of additional benefits to meet the needs of employees, including an Employee Assistance Program that provides confidential support and a series of free counseling sessions for employees and their families. In addition, we offer programs for educational assistance and adoption assistance. Some of our facilities also have fitness centers on site for employee use and host regular wellness events.

Inclusion and Engagement

As reflected in our values, we have a long-standing commitment to embracing a culture of inclusion. Our value of “Work as one. Be inclusive.” states: “Just as unique parts are essential to an aircraft’s ability to fly, unique talent is essential to our ability to succeed. Our strength is rooted in our commitment to inclusion. We create opportunities through new thoughts and ideas to embrace an ever-changing world.”

These values empower our people to be a team of producers, innovators, and world class leaders, who are Doing it Right. Nonstop.TM to better connect the world.

We regularly assess employee engagement through anonymous surveys and feedback mechanisms and use the results to inform action plans at the business and site levels. We are committed to fostering an inclusive environment that supports innovation, collaboration, and employee wellbeing. Monthly, each location provides various engagement activities in which we consistently see a high level of participation.

Over the past twelve months, we have focused on integrating employees from acquired businesses by aligning them with our culture, values, and operating practices. Progress has been made through structured onboarding, leadership engagement, and cross-functional collaboration opportunities to ensure consistent employee experience and foster a sense of belonging.

Talent Acquisition and Talent Management

Our continued success depends on a workforce of skilled talent. Attracting people to join us and retaining that workforce requires collaboration across industry, education, and government to develop pathways for future talent. We are proud to lead the way.

Our custom-built EAGLE Career Pathway program is helping us build the next generation labor force, hire from untapped talent pools, and enable smooth transition from military service. We are also proud to partner with Aviation Week & Space Technology’s 2026 Grand Laureate winner Choose Aerospace, a 501(c)(3) nonprofit, to create a high school curriculum based on FAA General certification standards. Following a successful pilot program, the curriculum officially launched across six states in 2022 and has expanded to 23 states in more than 50 high schools, reaching over 2,800 students in the 2025/2026 academic year.

We have developed the first aviation maintenance course, Skillbridge, in partnership with Embry-Riddle Aeronautical University. In nine weeks, the program trains and places transitioning military service members, veterans and spouses into aviation maintenance technician careers industrywide. Based on FAA Part 65 requirements, this course prepares students to take the FAA exams as well as receiving a Boeing 737 general familiarization certificate. This program has expanded to seven military bases and since launching this program in 2019 over 1,000 students have graduated. We have elevated our commitment to supporting the future generation of technicians by donating inventory to airframe and powerplant schools.

Our summer student program continues to be an instrumental part of how we attract talent. We have expanded our program across business sectors and locations and increased flexibility to students entering their junior or senior year. Students have an opportunity to take part in a professional learning experience that offers meaningful, practical work related to their field of study. For our 10-week internship program, each intern works closely with their assigned department to perform duties similar to those of a full-time employee and learn more about the Company and the aviation industry. Interns visit our maintenance facilities, tour airports, participate in development opportunities, and work to improve the business through an assigned project. Our interns have an opportunity to receive an offer of full-time employment.

Our global talent development model aligns with our desire to support a talented and high performing workforce throughout our organization. We have updated our competency modeling to focus on helping our people with their knowledge, skills, behaviors and abilities. Annual talent reviews are conducted to discuss high potentials, high performers and emerging leaders to identify career aspirations and opportunities to grow technical and leadership skills. The development of our talent and creation of Career Pathways is ongoing through Individual Development Plans, assessments, learning and development classes, compliance training, mentorship programs, and cohort style leadership development programs.

We have continued to invest in internally developed leadership programs designed to create a consistent leadership framework across the organization. By establishing common leadership language, expectations, and behaviors, these programs help leaders at all levels to effectively engage, develop, and support their teams while reinforcing our culture and business objectives. This standardized approach enhances employee development, strengthens succession readiness, and promotes a unified leadership experience across our global workforce. Succession Planning for our Senior Leadership team and one level below has become a bigger priority to proactively plan for our ever-evolving business and continued growth and development in our leaders.

Business Ethics

Our Code of Conduct (“Code”) is a statement of the principles and standards that we expect our employees to follow. Each officer, director and employee is required to exercise sound ethical judgment in all business activities and to comply with applicable laws, rules, and regulations. The Code outlines expected behavior and serves as a guide for making ethical decisions grounded in integrity. Failure to comply with the Code or applicable laws may result in serious consequences for both the Company and individuals involved, including disciplinary action, civil penalties, or, in certain circumstances, criminal prosecution.

Available Information

For additional information concerning our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Segment Information” in Note 15 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Our internet address is www.aarcorp.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into our other filings with the SEC.

Information about our Executive Officers

Information concerning each of our executive officers is set forth below:

Name	Age	Current Position with the Company
John M. Holmes	49	Chairman, President, and Chief Executive Officer, Director
Dylan Z. Wolin	50	Senior Vice President and Chief Financial Officer
Jessica A. Garascia	47	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary
Chris Jessup	48	Senior Vice President, Chief Commercial Officer
Eric S. Pachapa	53	Vice President, Controller and Chief Accounting Officer

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

Mr. Wolin is Senior Vice President and Chief Financial Officer, having served in that capacity since February 2026. Prior to rejoining the Company, Mr. Wolin served as President – Elgin, Trackless, and Vactor at Federal Signal Corporation, a manufacturing company, from August 2024 to February 2026. Mr. Wolin served as Vice President, Strategic and Corporate Development, and Treasurer of the Company from 2020 to August 2024 and as Vice President, Strategy and Acquisitions from 2017 to 2020. Prior to that, he served in various leadership roles in corporate development at The Boeing Company. Mr. Wolin started his career in investment banking and consulting.

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

Mr. Jessup is Senior Vice President, Chief Commercial Officer, having served in that capacity since June 2017. Mr. Jessup previously served as Chief Commercial Officer for the Company’s Aviation Services segment since February 2015, and prior to that, he served in various capacities within the Company’s MRO operations.

Mr. Pachapa is Vice President, Controller and Chief Accounting Officer, having served in that capacity since July 2016. Mr. Pachapa previously served as Controller from October 2015 to July 2016 and Senior Director of Accounting and Reporting from April 2014 to October 2015. Prior to joining the Company, Mr. Pachapa was with Glanbia plc from 2011 to 2014 and with Ernst & Young LLP from 1996 to 2011.

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

Our sales to commercial customers, including major airlines and related OEM suppliers, were $2,384.1 million (72.1% of consolidated sales) in fiscal 2026. As a provider of products and services to the commercial aviation industry, we are greatly affected by the overall economic conditions and other trends that affect our customers in that industry, including any decrease in outsourcing by aircraft operators or projected market growth that may not materialize or be sustainable. The commercial aviation industry is historically cyclical and has been negatively affected in the past, and could be negatively affected in future periods, by geopolitical events, ongoing conflicts and wars (including the ongoing Russia-Ukraine conflict and Middle East conflicts), trade wars, the imposition or increase in tariffs or retaliatory countermeasures or changes in trade policies, terrorism, weather-related events, natural disasters, pandemics, disruption to fuel and oil production and supply shortages, high fuel and oil prices, other supply chain disruptions, labor issues and strikes (such as the union work stoppage at Boeing), environmental concerns (including climate change), lack of capital, cost inflation, high interest rates, and weak economic conditions, among other things.

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

A reduction in the operating fleet or flight activity of aircraft both in the U.S. and abroad has resulted in, and may again result in, reduced demand for parts support and maintenance activities for the type of aircraft affected, which decreases our operating income. A deteriorating airline environment may also result in our inability to fully collect outstanding accounts receivable, which we experienced during the height of the pandemic in 2020 and 2021.

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

In addition, recent increases in energy costs and the price of fuel to the airlines resulting from conflicts in the Middle East have been placing additional pressure on the operating costs of airlines, which are our largest customers. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil, disruptions in oil production or delivery caused by hostility in oil-producing areas, or potential legislation or strategic initiatives to address climate change by reducing greenhouse gas emissions, creating carbon taxes, or implementing or otherwise participating in cap and trade programs. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs, and in turn, the airlines’ ability to do business with us.

In addition, our business depends on maintaining a sufficient supply of various products to meet our customers’ demands. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. The supply chains for our business could also be disrupted by natural disasters, extreme weather events, pandemics, or other public health threats, governmental actions, and legislative or regulatory changes. For example, during the pandemic, our results of operations were materially and adversely impacted due to a steep decline in the number of aircraft flying.

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

The effect of the current U.S. federal administration’s decisions on trade licensing, such as the denial of or inaction regarding export license applications, could have a material impact on the Company, particularly our distribution and government services businesses. For example, there have been two instances in the current U.S. federal administration where license applications have been placed on hold by the U.S. Department of Commerce (the “DoC”). In addition, in May 2025, the Secretary of the DoC initiated an investigation to determine the effects on the national security of imports of commercial aircraft and jet engines, and parts for commercial aircraft and jet engines under Section 232 of the Trade Expansion Act of 1962, as amended. The outcome of this investigation is uncertain, but it could have a material impact on the Company.

Our business, financial condition, results of operations, and growth rates have been and may continue to be adversely affected by these and other events that impact the aviation industry, including those mentioned elsewhere in this Annual Report on Form 10-K and the following:

●	deterioration in the financial condition of our existing and potential customers;
●	reductions in the need for, or the deferral of, aircraft maintenance and repair services and spare parts support;
●	retirement of older generation aircraft, resulting in lower prices for spare parts and services for those aircraft;
●	reductions in demand for used aircraft and engines;
●	increased in-house maintenance by airlines;
●	lack of parts in the marketplace;
●	disruptions in supply chain and availability of raw materials;
●	changes in world trade policies and tariffs;
●	government-to-government relations;
●	acts of terrorism;
●	economic sanctions, including retaliatory measures;
●	inflationary pressures and conditions;
●	political, social and economic instability and disruptions;
●	climate change, environmental catastrophes and government regulations implemented to address them;
●	environmental and safety-related constraints imposed upon aircraft operations, including airline operators choosing not to outsource MRO services to third-party providers due to safety oversight concerns;
●	technological changes;
●	cost of labor shortages and other changes in labor conditions;
●	future outbreaks of infectious diseases; and
●	acts of God.

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

In today’s climate of heightened media scrutiny, any regulatory penalties or safety incidents can escalate quickly, causing irreparable harm not just to the Company, but potentially affecting individuals within the organization as well. Maintaining rigorous compliance and safety standards is paramount to mitigate these risks and maintain the continued trust and confidence of our stakeholders, clients, and regulatory bodies. If we fail to maintain such standards, our reputation, business, financial results, financial condition and stock price may be adversely affected.

Our U.S. government contracts may not continue at present sales levels, which may have a material adverse effect on our financial condition and results of operations.

Our sales to branches, agencies and departments of the U.S. government and its contractors were $787.8 million (23.8% of consolidated sales) in fiscal 2026 compared to $687.6 million (24.7% of consolidated sales) in fiscal 2025 (See Note 15 of Notes to Consolidated Financial Statements). The majority of our U.S. government sales is for products and services supporting DoW aircraft sustainment, mobility systems, and the DoS flight operations and is, therefore, subject to changes in defense and other governmental agency funding and spending. Our contracts with the U.S. government and its contractors are typically agreements to provide products and services at a fixed price or in some cases, under cost reimbursable terms. These contracts typically have a base term of one year, and frequently are subject to extension for one or more additional periods of one year at the option of the government customer.

Sales to agencies of the U.S. government and its contractors are subject to a number of factors, including the level of troop and personnel deployment worldwide, competitive bidding, U.S. government funding, diplomatic priorities, requirements generated by world events, and budgetary constraints. For example, in conjunction with the U.S. exit from Afghanistan in fiscal 2022, we concluded our activities in Afghanistan under our DoS and DoW contracts. U.S. government programs are subject to annual congressional budget authorization and appropriation processes. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues, sequestration, and related legislation, including the statutory limit on the amount of permissible federal debt. These issues could negatively affect the timely collection of our U.S. government invoices.

In addition, there continues to be uncertainty with respect to program-level appropriations for the DoS, DoW, and other government agencies in the overall budgetary framework described above. For example, the prioritization of development programs could come at the expense of the sustainment of existing platforms. While we would expect to compete and be well-positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. Uncertainty remains regarding how defense budgets in the current fiscal year and beyond will affect these programs.

In addition, there continues to be uncertainty with respect to program-level appropriations for the DoS, DoW, and other government agencies in the overall budgetary framework described above. For example, the prioritization of development programs could come at the expense of the sustainment of existing platforms. While we would expect to compete and be well-positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. Uncertainty remains regarding how defense budgets in the current fiscal year and beyond will affect these programs. For example, our INL/A WASS contract with the DoS, which contributed sales of $92.0 million in fiscal 2026, is up for renewal in June 2028. This program’s sales have decreased significantly since the original award, and there are no assurances that we will win the re-compete, or that funding for the program will not continue to decline.

If we have a contract dispute with the government, we generally seek resolution by negotiation, requests for equitable adjustment, and/or filing formal claims with the Contracting Officer (the denial of which may be appealed formally to the appropriate

Board of Contracting Appeals). The resolution strategy for disputes depends heavily upon the ongoing business relationship with the customer, and the pursuit of claims requires significant time and additional costs, including legal fees and expenses. We make assumptions on what we expect to recover in our financial statements, but we may not be able to fully recover from the financial impact of these disputes, as there is no guarantee that litigation would ultimately be successful.

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

In addition, budgets for U.S. government programs could be negatively impacted by possible policy changes on defense spending, spending priorities outside defense, the reduction in military presence overseas, the general pressure to reduce DoW and DoS spending, and the ability of the U.S. government to enact relevant legislation such as the authorization and appropriations bills during government shutdowns. For example, in April 2025, the White House’s Office of Management and Budget proposed to reduce the DoS’s budget by nearly 50%, resulting in the closing of a number of overseas diplomatic missions and the reduction of diplomatic staff, which has negatively impacted the available funding for our DoS contracts by $70 million in annual revenue for those contracts. Additional reductions in DoW or DoS budgets and spending could result in further reductions in the amount of our products and services furnished to the U.S. government. In addition, staff reductions and other operational disruptions in the government agencies could result in payment delays, the inability to obtain export authorizations, impair our ability to perform work on existing contracts, negatively impact future orders, cause other disruptions or delays or otherwise impact our operations.

We expect the U.S. government to continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we have difficulty adjusting to these changing acquisition priorities and/or fail to meet affordability targets set by the DoW, DoS, or their direct customers, our revenues and market share could be further impacted.

We use estimates when accounting for long-term contracts and face risks of cost overruns and losses on these contracts.

We sell certain of our products and services to our commercial, government, and defense customers under firm contracts providing for fixed unit prices, regardless of costs incurred by us. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our estimates, and we generally bear the majority of risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. The cost of providing products or services may be adversely affected by increases in the cost of labor, materials, fuel, overhead, and other unknown variables, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our results of operations and financial condition. This risk is greater in periods of high inflation.

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

The success of our Repair, Engineering, and Software segment is dependent upon our ability to manage our operational footprint.

We currently perform Airframe MRO and Component MRO activities at several of our leased and owned airframe maintenance facilities. Our maintenance facilities could become unavailable either temporarily or permanently due to our inability to extend our leases on commercially reasonable terms, labor disruptions at any of our facilities, or other circumstances that may be beyond our control, such as geopolitical developments or logistical complications arising from catastrophic and weather-related events. We must also manage any permitting delays that may arise in connection with the expansion of our facility in Miami, Florida and any other issues that may arise in connection with the construction process. In addition, as we have acquired new sites, we are undergoing site consolidation. Our inability to effectively execute our site consolidation strategy may have a material adverse impact on our results of operations.

Potential logistical complications resulting from circumstances beyond our control may include, but are not limited to, power loss, telecommunication and information systems failures, or other internal or external system or service failures, accidents or incidents arising from acts of war, terrorism, cyberattacks, weather, global climate change, earthquakes, hurricanes, fires, floods, tornadoes or other natural disasters or pandemics, including public health crises.

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

The success of our Repair, Engineering, and Software business segment is dependent upon continued outsourcing by the airlines.

Revenues at our Airframe MRO and Component MRO facilities fluctuate based on demand for maintenance and repairs, which, in turn, is driven by the number of aircraft operating and the extent of outsourcing of maintenance and repair activities by airlines. In addition, certain airlines operate certain new fleet types and/or newer generation aircraft and we may not have contractual arrangements to service these aircraft nor technicians trained and certified to perform the required airframe MRO activities on such aircraft. If either the number of aircraft operating or the level of outsourcing of maintenance activities for the aircraft models for which we are authorized to service declines, we may not be able to execute our operational and financial plans at our airframe maintenance and component repair facilities, which could adversely affect our results of operations and financial condition.

In addition, we have made investments in facilities and lease commitments to support specific service offerings. A slowing or disruption of these service offerings that results in operating below intended levels could cause us to suffer financial losses.

Our operations may be adversely affected by a shortage of skilled personnel or work stoppages.

Our business has historically been dependent on educated and skilled aviation mechanics because of the complex nature of many of our products and services. We face competition for management and qualified technical personnel from other companies and organizations. Furthermore, we have a collective bargaining agreement covering approximately 170 employees in our Government Solutions segment (approximately 2% of our total workforce).

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

The markets for our products and services to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. Our competitors include aircraft manufacturers, aircraft component and parts manufacturers, airline and aircraft service companies, other companies providing MRO services, and other aircraft spare parts distributors and redistributors. Market competition for opportunities to acquire aviation assets includes traditional transportation companies, commercial and investment banks, as well as a growing number of non - traditional participants, such as hedge funds, private equity funds and other private investors. Some of our competitors have substantially greater financial and other resources than we have, and others may price their products and services below our selling prices. Some of our OEM competitors have greater name recognition than us or our subsidiaries, as well as complementary lines of business and financial, marketing and other resources that we do not have. In addition, some of our competitors, including OEMs, aircraft maintenance providers, leasing companies and U.S. FAA certificated repair facilities, may attempt to bundle their services and product offerings in the supply industry for customers, thereby significantly increasing industry competition. We compete with major commercial airlines, many of which operate their own MRO operations. Our smaller competitors may be able to offer more attractive pricing as a result of lower labor costs or other factors. These competitive markets also create pressure on our ability to retain and fill skilled labor needs. We believe that our ability to compete depends on superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing, and effective quality assurance programs.

Our government customers, including the DoW and DoS, may turn to commercial contractors, rather than traditional defense contractors, for certain work, or may utilize set asides such as small business, women-owned, or minority-owned contractors or determine to source work internally rather than use us. We are also impacted by bid protests from unsuccessful bidders on new program awards and task orders. Bid protests could result in significant expense for us, contract modifications, or the award decision being overturned and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings.

These competitive pressures, with potential impacts on both our commercial and government business, could adversely affect our results of operations and financial condition.

We are exposed to risks associated with operating internationally.

We market our products and services globally, with approximately 34.3% of our consolidated sales in fiscal 2026 derived from sales to foreign customers (See Note 15 of Notes to Consolidated Financial Statements). In addition, we maintain offices and facilities in several foreign countries. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. We also make capital investments in and enter into joint ventures with foreign entities from time to time. Consequently, we are subject to a variety of risks that are specific to international operations and investments, including the following:

●	military conflicts, civil strife, and political risks;
●	geopolitical unrest, war, terrorism and other acts of violence;
●	volatility in foreign political, regulatory and economic environments;
●	ability to obtain required export authorizations or approvals;
●	export regulations that could erode profit margins or restrict exports, including the transfer of technical data;
●	rapidly evolving export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the United Kingdom, the European Union and others;
●	heightened trade enforcement posture, including strict liability frameworks that may impose liability without knowledge or intent, and increasing coordination among U.S. and non-U.S. regulators with enhanced penalties;
●	rapidly evolving regulatory environment governing machine learning and artificial intelligence, and new or inconsistent requirements which may increase compliance costs, restrict the use of AI-enabled tools, or expose us to enforcement risk;
●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the United Kingdom Bribery Act 2010, and other anti-bribery and anti-corruption laws (See Note 16 of Notes to Consolidated Financial Statements for information about certain pending proceedings);
●	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad;
●	difficulty staffing and managing widespread operations;
●	uncertainty of the ability of foreign customers to finance purchases;
●	uncertainties and restrictions concerning the availability of funding credit or guarantees;
●	contract award and funding delays;
●	potential restrictions on transfers of funds;
●	imposition of import and export duties, tariffs, value added taxes, withholding taxes or other taxes on our foreign income;
●	fluctuations in currency exchange rates, which may affect demand for our products and services and may adversely affect our profitability in U.S. dollars;
●	transportation delays and interruptions;
●	uncertainties arising from foreign local business practices and cultural considerations;
●	changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions (such as those imposed on Russia), tariffs, and embargoes (as detailed in the first risk factor in this section);
●	difficulty enforcing agreements and managing litigation risk in certain legal systems outside the U.S.; and
●	inability to obtain, maintain or enforce intellectual property rights.

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

Our acquisition strategy is affected by, and poses a number of challenges and risks as a result of certain factors, including the availability of suitable acquisition candidates, incurrence of expenses, availability of capital, the cost of capital, compliance with debt covenants, consummation of acquisitions on satisfactory terms, obtaining applicable domestic and/or foreign governmental approvals such as antitrust and foreign investment related authorizations, difficulties in integrating the operations and personnel, the effects of amortization of any acquired intangible and right-of-use leased assets, the effects of potential impairments of any acquired intangible assets and/or goodwill, and the potential loss of key employees of the acquired business. For example, we recognized impairment losses for a portion of the goodwill related to the acquisition of the Product Support business in conjunction with the allocation of goodwill in the Repair, Engineering, and Software reporting unit upon the decision to divest the Landing Gear Overhaul (“LGO”) business. We also expect to impair the goodwill included in our Legacy Commercial Programs segment as its operations are wound down over the next three to four years.

In addition, acquisitions often require substantial management resources and have the potential to divert our attention from our existing business. Our growth to date has placed, and could continue to place, significant demands on our administrative, operational and financial resources.

For any businesses we acquire, we may not be able to execute our operational, financial, or integration plans for the acquired businesses. We face challenges integrating the operations of acquired businesses, some of which were not previously part of a public company. We are also subject to unexpected liabilities and costs related to the acquired businesses, which can be difficult to predict. Further, we may not be successful integrating the acquired businesses in a manner that permits us to realize all of the anticipated benefits, including any synergies, cross-selling opportunities, cost savings, or financial or business growth opportunities, in the expected timeframe, or at all. In addition, we may not be able to manage our growth successfully. Also, adjustments to preliminary purchase price allocations during the measurement period could result in changes to the carrying values of acquired assets and liabilities. All of the above could have a material adverse effect on our overall business, financial condition, results of operations and growth prospects.

Circumstances associated with divestitures could adversely affect our results of operations and financial condition.

We periodically divest or seek to divest certain businesses, investments and assets, including those that are no longer a part of our strategic plan, such as the divestiture of our LGO business in the fourth quarter of fiscal 2025, which adversely affected our fiscal 2025 results of operations and financial condition. Any future decisions to divest or discontinue assets, businesses, products or services may again result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on our results of operations and financial condition.

Strategic divestitures, including exits of business programs, involve a number of risks and uncertainties, such as the ability to complete them in a timely manner, or at all, and to realize the expected benefits. Sometimes we encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms in a timely manner. Some prospective buyers may have difficulty obtaining financing. Divestitures require a significant investment of time and resources and may disrupt our business and distract management from other responsibilities. In addition, divestitures tend to involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or otherwise result in continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which adversely affects our financial results. Divestitures can also result in the loss of customer relationships and decreases in revenues and earnings associated with the divested business.

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

We make a number of assumptions when determining the recoverability of rotable components, engines, and other assets that we sell or lease. These assumptions include historical sales trends, current and expected usage trends, replacement values, current and expected sales and lease rates, residual values, future demand, and future cash flows. Reductions in demand for these assets or declining market values, as well as differences between actual results and the assumptions utilized by us when determining the recoverability of our aircraft, engines, and other assets, could result in impairment charges in future periods, which would adversely affect our results of operations and financial condition. We also face risk in collecting from customers on the sales of parts.

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

We have faced and expect to continue to face cybersecurity threats. Such threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information (including that of our customers, suppliers, subcontractors and joint venture partners), business e-mail compromises, ransomware attacks, and other electronic security incidents, including at our customers, suppliers, subcontractors, and joint venture partners, that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. We have employees working remotely at times, which heightens the risk of these potential vulnerabilities. In addition, as we increase the use of artificial intelligence tools into our operations, the risk of unauthorized access to our data and of making errors or erroneous decisions based on our reliance on such tools will increase. Further, as artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and produce advanced cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

We also rely on third parties to host certain enterprise systems and to manage and host our data and that of our customers. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If our systems, data, or any third-party service that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Lack of access to our data and that of our clients, or failure of our systems or those of our third-party service providers, may result in interruptions in our service, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results.

A theft, loss, fraudulent use or misuse of customer, stockholder, employee or our proprietary data by cybercrime or otherwise, noncompliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security incidents that may lead to breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, nation-state actors, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A systems or network failure or cyber‐attack on our information systems technology or those of our partners, customers, vendors, or suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, damage to customer relationships, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.

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

The aviation industry is constantly undergoing development and change, and new products, equipment, and methods of repair and overhaul services are introduced on an ongoing basis. In order to keep pace with technological and other developments in our industry, we sometimes need to expend significant capital to develop information technology solutions, purchase new equipment, train our employees in the new methods of service, or implement new processes to increase both efficiency and capacity. Not all projects may be implemented as anticipated as a result of various factors, including ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, and our ability to accurately estimate costs and timing associated with such projects. In addition, we have begun implementing artificial intelligence strategies for our products and services, which may be costly or ineffective, introduce errors, cause loss of intellectual property, and raise complex regulatory compliance and other business and legal issues, which could hinder our ability to continue to incorporate certain artificial intelligence capabilities into our operations and products such as our Airvoyant platform that was launched in April 2026. If projects do not achieve anticipated increases in efficiency or capacity, our returns on these capital expenditures may be lower than expected. Failure to react timely to industry trends and manage our offerings and innovation activities responsively could decrease the competitiveness of our services, harm our reputation, and negatively impact our ability to compete and attract top talent.

We do not own certain intellectual property and tooling that is important to our business, and we may be unable to protect the value of our intellectual property.

In our Repair, Engineering, and Software segment, OEMs of equipment that we maintain for our customers include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will be unsuccessful. Our business also depends on using certain intellectual property and tooling that we have the right to use pursuant to license grants under our contracts with OEM customers. These contracts contain restrictions on our use of intellectual property and tooling and may be terminated if we violate certain of these restrictions. Loss of a contract with an OEM customer and the related license rights to use an OEM’s intellectual property or tooling may adversely affect our business, results of operations and financial condition. Third parties in other areas of our business may also bring claims challenging the validity of our intellectual property rights or allege that we infringe their intellectual property rights, which could cause us to incur substantial costs and otherwise adversely affect our business and reputation.

In addition, we may face challenges obtaining, maintaining, and enforcing our intellectual property rights, which may diminish the value of our products and services, result in costly litigation, and otherwise negatively impact our business and financial results. We rely on and may not be able to protect our rights in the unpatented technology, trade secrets, and confidential information we use to conduct our business. Others may independently develop substantially equivalent information or techniques or otherwise gain access to or disclose our technology. When we develop intellectual property and technologies with funding from U.S. government contracts, the government has the royalty-free right to use that intellectual property. Confidentiality agreements with employees and consultants may not provide effective protection of our information or, in the event of unauthorized disclosure, may not provide adequate remedies.

Risks Related to Financial Matters

Our debt exposes us to certain risks.

As of May 31, 2026, we had $900.0 million of total debt outstanding. The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

●	increasing our vulnerability to adverse economic or industry conditions;
●	requiring us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;
●	increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
●	exposing us to the risk of higher interest rates on borrowings under our Amended Revolving Credit Facility (as defined below), which is subject to variable rates of interest;
●	placing us at a competitive disadvantage compared to our competitors that have less debt; and
●	limiting our ability to borrow additional funds.

While we expect to meet all our financial obligations, we cannot ensure that our business will generate cash flow from operations in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. In addition, we may not be able to repurchase our stock or otherwise return capital to our stockholders in the foreseeable future.

We are dependent upon continued availability of financing to manage our business and to execute our business strategy, and additional financing may not be available on terms acceptable to us.

Our ability to manage our business and to execute our business strategy is dependent, in part, on the continued availability of debt and equity capital. Access to the debt and equity capital markets may be limited by various factors, including the condition of overall credit markets, general economic factors, interest rates, state of the aviation industry, our financial performance, and credit ratings. Debt and equity capital may not continue to be available to us on favorable terms, or at all. Our inability to obtain financing on favorable terms could adversely affect our results of operations and financial condition and our ability to execute our business strategies.

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

In addition, DoW facility security clearance is required in order to be awarded and be able to perform on classified contracts for the DoW and certain other agencies of the U.S. government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to maintain current business and to compete for and capture new business.

We are subject to significant government regulation, which may cause us to incur significant expenses to comply with new or more stringent governmental regulation and may subject us to regulatory actions, which may adversely impact our business, financial condition or results of operations.

The aviation industry is highly regulated by the FAA in the U.S. and equivalent regulatory agencies in other countries. Before we sell any of our products that are to be installed in an aircraft, such as engines, engine parts and components, and airframe and accessory parts and components, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. We operate repair stations that are licensed by the FAA and the equivalent regulatory agencies in certain other countries, and hold certificates to operate aircraft. Specific regulations vary from country to country although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. New and more stringent governmental regulations may be adopted in the future that, if enacted, may have an adverse impact on us. If any of our material licenses, certificates, authorizations, or approvals were revoked or suspended by the FAA or equivalent regulatory agencies in other countries, our results of operations and financial condition may be adversely affected.

The DoC and the DoS regulate the export, re-export and re-transfer of U.S. controlled goods and technologies. We are subject to the DoC’s and the DoS’s regulations with respect to the lease and sale of aircraft, engines, engine parts and components, and airframes and accessory parts and components to foreign entities. The DoC and the DoS may, in certain cases, require us to obtain authorization for the export, re-export or re-transfer within foreign countries of certain items. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of aircraft, engines, engine parts and components, and airframe and accessory parts and components into the United States. We must expend resources to comply with these regulations and our failure to comply with these regulations may subject us to regulatory actions, which may adversely impact our financial condition or results of operations.

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

Federal, state, and local requirements relating to the discharge and emission of substances into the environment, the disposal of hazardous waste, the remediation and abatement of contaminants, and other activities affecting the environment have had and may continue to have an impact on our operations. Management cannot assess the possible effect of compliance with future environmental requirements or of future environmental claims for which we may not have adequate indemnification or insurance coverage. If we were required to pay the expenses related to any future environmental claims for which neither indemnification nor insurance coverage were available, these expenses could have an adverse impact on our results of operations and financial condition.

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

Our approach to cybersecurity risk management includes multiple complementary elements to mitigate our cybersecurity risks. We utilize multi-layered defenses to help prevent attacks including the use of data analytics to help detect anomalies and search for cyber threats. We have comprehensive cyber threat detection and response capabilities with applied threat intelligence, and continuous monitoring to complement other technology, processes and threat detection techniques we have in place. We subscribe to third-party threat intelligence and managed security services that continuously monitor our systems and networks to assist with early cybersecurity threat detection and protection.

We work with government, customer, industry and/or supplier partners to gather and develop policies and standards and share information to address cyber threats. We conduct information security assessments of partners before sharing or allowing the hosting of data in computing environments managed by third parties. We require our employees to regularly complete phishing and other awareness training to help identify, avoid and mitigate cybersecurity threats.

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

We also have controls and procedures for reporting material cybersecurity incidents, including review of significant cybersecurity incidents by a cross-functional team to determine whether further escalation is necessary. We also periodically conduct practice exercises with management to reinforce the management team with our cyber incident response capabilities and processes. We also conduct internal and third-party assessments or penetration tests to validate our cybersecurity controls and improve our security posture. We also maintain cybersecurity liability insurance coverage.

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

Governance

To facilitate the prevention, detection and timely response to information security threats, we have a dedicated CISO whose team is responsible for managing our information security strategy, policies, standards, and processes. The information security team provides security operations, monitoring and response and provides regular reports to the CISO to inform and monitor the prevention, detection, mitigation and remediation of cybersecurity risks. The CISO, who also serves as our data protection officer, currently serves as Acting Chief Digital & Technology Officer (“Acting CDTO”) following the departure of our former Chief Digital & Technology Officer (“CDTO”) and reports directly to our Chairman, President and Chief Executive Officer.

Our CISO/Acting CDTO has extensive experience and expertise in developing, implementing and operating security policies and procedures covering our network and critical data. Our CISO/Acting CDTO has 35 years of experience in information technology systems and is a 27-year military veteran of the U.S. Navy and Navy Reserve with a Top Secret/Sensitive Compartmented Information (TS/SCI) U.S. security clearance and multiple combat deployments in information warfare. Additionally, our CISO/Acting CDTO holds several certifications, including, among others, the following security certifications: Certified Information Systems Security Professional (CISSP), Certified Ethical Hacker (CEH), Certified Network Defense Analyst (CNDA), Disaster Recovery Institute International (DRII), and CompTIA Network+ and Security+.

The CISO/Acting CDTO and members of senior management regularly review cybersecurity matters. These discussions include the latest cybersecurity risks and threats, the status of our cybersecurity incident response plan, and our overall process relating to the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Board of Directors, through its Audit Committee, is responsible for overseeing our cybersecurity risk management. On a regular basis, the Board of Directors or Audit Committee receive and review reports from the CISO/Acting CDTO relating to the status of cybersecurity planning and protections, the overall state of our cybersecurity program, emerging cybersecurity developments and threats, and our strategy to mitigate cybersecurity risks.

ITEM 2.PROPERTIES

In our Parts Supply segment, we primarily operate from our leased headquarters in Wood Dale, Illinois and locations in Jacksonville, Florida and Randolph, New Jersey. In addition to warehouse space in our Wood Dale, Illinois location, this facility also includes executive, sales and administrative offices which support all of our segments.

In our Repair, Engineering, and Software segment, our Airframe MRO services are conducted at U.S. facilities leased by us in Indianapolis, Indiana; Oklahoma City, Oklahoma; Miami, Florida; Rockford, Illinois; Greensboro, North Carolina; and Lake City, Florida and at Canadian facilities leased by us in Trois Rivieres, Quebec and Windsor, Ontario. Our Component MRO services are primarily conducted at owned facilities in Hot Springs, Arkansas; Grand Prairie, Texas; Wellington, Kansas; Chonburi, Thailand; and Amsterdam, Netherlands.

In our Government Solutions segment, our services are primarily conducted from leased facilities in Rockledge, Florida; Ogden, Utah; Jacksonville, Florida; and Windsor, Connecticut. Our Mobility Systems products and services are primarily conducted from an owned facility in Cadillac, Michigan.

In our Legacy Commercial Programs segment, our services are primarily conducted from leased facilities in Brussels, Belgium and Crawley, England.

We also operate sales offices that support all our activities and are leased in London, England; Crawley, England; Paris, France; Rio de Janeiro, Brazil; Tokyo, Japan; Shanghai, China; Singapore, Republic of Singapore; and Dubai, United Arab Emirates.

We believe that our owned and leased facilities are suitable and adequate for our operational requirements.

ITEM 3.LEGAL PROCEEDINGS

Note 16 of the Notes to our Consolidated Financial Statements for the year ended May 31, 2026 contained in Item 8 of this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position or liquidity if they were resolved in a manner that is adverse to us. The information in Note 16 is incorporated by reference in this Item 3.

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this Item 3 by reference from Note 16 to our Consolidated Financial Statements for the year ended May 31, 2026 contained in Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange and NYSE Texas under the symbol “AIR.” On June 30, 2026, there were approximately 560 holders of common stock, including participants in security position listings.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested, and reinvestment of dividends in our common stock since May 31, 2021 to the Standard and Poor’s (“S&P”) 500 Index and the Peer Group:

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	5/31/21	5/31/22	5/31/23	5/31/24	5/31/25	5/31/26
AAR CORP	100	115.50	120.02	170.04	147.09	269.75
S&P 500 Index	100	99.70	102.61	131.54	149.32	193.80
Peer Group	100	93.34	103.66	151.19	183.76	260.08

The S&P 500 Index is comprised of domestic industry leaders in four major sectors: Industrial, Financial, Utility, and Transportation, and serves as a broad indicator of the performance of the U.S. equity market. The Company’s fiscal 2026 Peer Group companies are listed as follows:

Air Lease Corporation	MSC Industrial Direct Co., Inc.
Applied Industrial Technologies, Inc.	The Timken Company
Crane Co.	TriMas Corporation
Curtiss-Wright Corporation	Triumph Group, Inc.
Ducommun Incorporated	V2X, Inc.
Heico Corporation	VSE Corporation
Hexcel Corporation	Woodward, Inc.
Moog Inc.

We removed Barnes Group Inc. and Spirit AeroSystems Holdings, Inc. from our prior year peer group as each company has been acquired.

The Company annually revisits the composition of the peer group to ensure that the Company’s performance is measured against those of comparably sized and situated companies. The mix of the Company’s commercial and government/defense markets presents a challenge in constructing a peer group, given that many government/defense contractors have substantially greater resources than the Company.

Dividends

We did not declare any dividends in fiscal 2024, 2025, or 2026. The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition, capital requirements and strategy and any future government restrictions.

ITEM 6.	(Reserved)
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Background and Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. For a discussion of the comparison of fiscal 2025 and 2024, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended May 31, 2025 (filed with the SEC on July 22, 2025).

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

General Overview

During the fourth quarter of fiscal 2026, we changed our operating segment structure to realign our Integrated Solutions segment which resulted in the following changes:

●	Combined our government programs activities and our Mobility Systems business, previously reported as Expeditionary Services, into a new operating segment named Government Solutions;
●	Re-positioned our software platform to our Repair and Engineering segment, which is renamed Repair, Engineering, and Software; and
●	Legacy Commercial Programs, the remaining business unit within the Integrated Solutions segment, is now separately reported as its own operating segment.

These changes resulted in the following four operating segments:

●	Parts Supply remains unchanged from the prior structure, primarily consisting of new parts Distribution and sales of used serviceable material, including aircraft, engine and airframe parts and components (“USM”);
●	Repair, Engineering, and Software primarily consists of Airframe MRO, Component MRO, and our software platforms, including Trax, Aerostrat, Airvoyant and Airinmar;
●	Government Solutions primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of War (“DoW”), the U.S. Department of State (“DoS”) and foreign governments and the engineering, design, integration, manufacture, and repair of pallets, shelters, and containers (“Mobility Systems”); and
●	Legacy Commercial Programs consists of asset-heavy flight hour-based component repair programs for commercial airlines and distribution of consumables and expendables inventory. During the fourth quarter of fiscal 2026, we also announced our intention to exit our Legacy Commercial Programs business as it requires significant asset pools and no longer meets our capital return thresholds. We anticipate that the wind-down of the segment will take approximately three to four years as the Legacy Commercial Programs’ existing customer contracts are terminated and its rotable assets are sold.

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

In fiscal 2026, we completed one acquisition in our Parts Supply segment and three acquisitions in our Repair, Engineering, and Software segment to further expand our products and services portfolio and our global footprint:

●	In September 2025, we acquired American Distributors Holding Co., LLC (“ADI”) for $137.1 million. ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry,
●	In November 2025, we acquired HAECO Americas for $78.0 million. HAECO Americas is a provider of heavy aircraft maintenance, repair, and overhaul (“MRO”) and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida HAECO Americas was the second largest heavy maintenance provider in North America and immediately expanded our maintenance footprint. Related to the transaction, we also secured multi-year heavy maintenance contracts with key customers worth over $850 million.
●	In April 2026, we acquired Aircraft Reconfig Technologies (“ART”) for $36.0 million. ART is a leading aircraft interiors engineering company which adds Federal Aviation Administration (“FAA”) Organization Designation Authorization to our engineering services capabilities. This enables us to issue supplemental type certificates and Parts Manufacturer Approval (“PMA”) without reliance on third parties.
●	In August 2025, we acquired Aerostrat Corp. (“Aerostrat”) for $19.0 million. Aerostrat is a leading long-range maintenance planning software provider used by airlines, MRO facilities, and cargo companies to automate complex scheduling, ensure production capacity, and simplify aircraft allocation.

Parts Supply

Our Parts Supply segment primarily consists of aftermarket distribution of new, OEM supplied replacement parts and sales and leasing of USM. The Parts Supply segment accounted for approximately 45% of our sales in fiscal 2026. We have established formal distribution relationships with OEMs of aircraft components, which are utilized by aircraft operators and aircraft repair and maintenance operations. We are a leading independent distributor of factory new aircraft parts for the aftermarket. We also distribute components and assemblies to OEMs through our recent ADI acquisition. As we continue to enhance our digital solutions, we have developed the online PAARTSsm Store, which facilitates the electronic fulfillment of orders when customers choose this channel.

Our parts are supplied for narrow-body, wide-body and regional aircraft to aircraft operators, airlines, government customers and other MRO companies across the world. In most cases, we enter exclusive relationships with OEM manufacturers for a given market where we are the only provider of that supplier’s product category. We provide global scale, independence, and highly technical sales capabilities across both commercial and government end-markets.

Repair, Engineering, and Software

Our Repair, Engineering, and Software segment primarily provides Airframe MRO, Component MRO, and integrated software solutions. The Repair, Engineering, and Software segment accounted for approximately 35% of our sales in fiscal 2026.

Our Airframe MRO services are primarily comprised of major airframe inspection, MRO, painting services, line maintenance, airframe modifications, structural repairs, avionics service and installation, exterior and interior refurbishment and engineering services and support for many types of commercial and military aircraft. Component MRO services are primarily comprised of repair and overhaul services for structural components, engine and airframe accessories, and interior refurbishment.

Our software solutions primarily consist of comprehensive, cloud-based, mobile, and AI-enabled aviation aftermarket software which provide greater value across all aspects of airline and MRO technical operations. Trax is a cloud-based system of record for aircraft maintenance which is enhanced by mobile apps for real-time work execution. Trax supports all MRO workflows including engineering, planning, procurement, inventory management, repair completion, quality, and reporting. Aerostrat is an advanced platform for long-range heavy maintenance planning used by global airlines. Aerostrat automates complex scheduling to ensure heavy maintenance capacity and minimizes aircraft out-of-service time. Airvoyant is an artificial intelligence (“AI”) platform that automates the procurement workflow from requisition to invoice (end-to-end) through intelligent sourcing decisions using data science and agentic AI. Airvoyant also provides automated ordering controlled by AI confidence thresholds and business rules such as part type, order value, and approvals. Airinmar provides warranty claim management in support of our airline customers’ maintenance activities.

In fiscal 2025, we sold our Landing Gear Overhaul (“LGO”) business to GA Telesis for net proceeds of $48 million subject to post-closing adjustments for working capital, cash, and debt. We recognized a loss on the divestiture of $71.1 million which included goodwill of $14.6 million.

Government Solutions

The Government Solutions segment primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the DoW, the DoS and foreign governments and our Mobility Systems operations which provides products and services supporting the movement of equipment by the U.S. and foreign governments and non - governmental organizations. The Government Solutions segment accounted for approximately 15% of our sales in fiscal 2026.

Fleet management and operations of customer-owned aircraft are performed for the DoS under the INL/A WASS contract. We are the prime contractor on this ten-year performance-based contract which began in fiscal 2018. Our services under the contract include operating and maintaining the global DoS fleet of fixed- and rotary-wing aircraft. Supply chain logistics programs are primarily comprised of material planning, sourcing, logistics, information and program management and parts and component repair and overhaul.

Mobility Systems designs, manufactures, and repairs transportation pallets and a wide variety of containers and shelters used in support of military and humanitarian tactical deployment activities. The containers and shelters are used in numerous mission requirements, including armories, supply and parts storage, refrigeration systems, tactical operation centers, briefing rooms, laundry and kitchen facilities, water treatment, and sleeping quarters. Shelters include both stationary and vehicle-mounted applications. Mobility Systems also provides engineering, design, and system integration services for specialized command and control systems.

Legacy Commercial Programs

The Legacy Commercial Programs segment primarily consists of asset-heavy flight hour-based component pool and repair programs for commercial airlines and distribution of consumables and expendables inventory. The Legacy Commercial Programs segment accounted for approximately 5% of our sales in fiscal 2026.

Flight hour component inventory and repair programs for commercial airlines are primarily comprised of outsourcing programs for airframe parts and components.

Our business activities in this segment are primarily conducted through AAR Supply Chain, Inc. and AAR International, Inc.

Business Trends and Outlook

In fiscal 2026, we set new records throughout the year, expanding our capabilities, strengthening our market position, and delivering exceptional financial results that validated our strategy as the leading Parts, Repair, and Software platform in the aviation aftermarket.

The energy across our global operations fueled a year of strong execution. We delivered the high standards our commercial and government customers expect with the urgency required to keep aircraft flying. The pace of that execution reinforced a defining part of how we operate, leading us to add nonstop to our longstanding brand promise, now Doing it Right. Nonstop.™

Our repositioned portfolio and focused strategy drove record-breaking financial results in fiscal 2026. Notably, growth of our new parts Distribution activities contributed to exceptional profitability improvements. More broadly, our focus on significantly expanding margins across all business areas drove unprecedented growth with achievements well above our prepandemic highs.

During fiscal 2026, we took decisive steps to simplify our portfolio, increase transparency, and sharpen our focus on higher-margin businesses with stronger returns on capital. We re-segmented our operations to provide greater visibility into our performance and began the multi-year wind down of our Legacy Commercial Programs business. At our recent Investor Day in May 2026, we outlined how these actions position us for long-term growth, providing additional detail on our repositioned portfolio and updated financial framework before ringing the closing bell at the New York Stock Exchange.

We continued to strengthen our software portfolio with the launch of Airvoyant, an AI-powered aviation procurement solution that automates the historically complex parts sourcing process. The strong market reception the increasing importance of advanced automation in aviation procurement and supply chain management.

Growth remained a priority throughout fiscal 2026, both organically and through acquisitions. We completed the expansion of our Airframe MRO facility in Oklahoma City and are supporting a long-term customer’s increased demand for maintenance capacity. Construction on our Miami Airframe MRO expansion is progressing well, and we expect to begin servicing additional maintenance lines from the new hangar this autumn.

Fiscal 2026 marked our most acquisitive year with four acquisitions strengthening key areas of our business and further reinforcing our competitive position across the aviation aftermarket. Integration efforts are progressing ahead of plan, and each acquisition is already contributing to our capabilities, customer value proposition, and growth strategy.

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

Discussion of Results of Operations

	Year Ended May 31,
	2026	2025	% Change
Sales:
Commercial	$2,384.1	$1,976.1	20.6%
Government and defense	923.9	804.4	14.9%
	$3,308.0	$2,780.5	19.0%

Gross Profit:
Commercial	$414.8	$391.6	5.9%
Government and defense	207.2	136.1	52.2%
	$622.0	$527.7	17.9%

Gross Profit Margin:
Commercial	17.4%	19.8%
Government and defense	22.4%	16.9%
Consolidated	18.8%	19.0%

Consolidated sales in fiscal 2026 increased $527.5 million, or 19.0%, over the prior year primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $408.0 million, or 20.6%, over the prior year primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition, which contributed sales of $82.2 million. In addition, our recent HAECO Americas acquisition contributed sales of $131.1 million.

Our consolidated sales to government customers increased $119.5 million, or 14.9%, primarily due to volume growth in our Parts Supply segment from our new parts Distribution activities, including from the ADI acquisition, which contributed sales of $33.2 million.

Consolidated cost of sales increased $433.2 million, or 19.2%, over the prior year which was largely in line with the consolidated sales increase of 19.0% discussed above.

Consolidated gross profit in fiscal 2026 increased $94.3 million, or 17.9%, over the prior year. Gross profit on sales to government customers increased $71.0 million, or 52.2%, over the prior year primarily due to strong demand and volume growth across our new parts Distribution activities increasing gross profit by $22.3 million. In addition, volume growth and favorable mix of products and services drove improvement in gross profit of $19.3 million in our government program activities. Gross profit margin on sales to government customers increased to 22.4% from 16.9% primarily due to the mix of products and services in our government program activities.

Gross profit on sales to commercial customers increased $23.2 million, or 5.9%, over the prior year primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition. Gross profit margin on sales to commercial customers decreased to 17.4% from 19.8% in the prior year primarily due to the mix of products and services, including the pre-integration, lower margin HAECO Americas operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million, or 0.5%, over the prior year primarily due to the fiscal 2026 acquisitions, including ADI and HAECO Americas. This increase was largely offset by FCPA investigation and settlement costs of $54.8 in the prior year.

As a percent of sales, selling, general and administrative expenses decreased to 10.6% from 12.5% in the prior year primarily due to the operating leverage from the sales derived from the fiscal 2026 acquisitions.

Operating Income

Operating income in fiscal 2026 increased $92.6 million, or 50.0%, over the prior year primarily due to the factors discussed above.

Non-Operating Items

During fiscal 2026, we recognized a bargain purchase gain of $29.5 million related to our HAECO Americas acquisition as the preliminary fair value of the identifiable assets acquired exceeded the total purchase price.

Additionally, in fiscal 2026, we sold our corporate headquarters building in Wood Dale, Illinois in connection with our corporate headquarters relocation to Chicago, Illinois. The sale price for the property was $26.0 million and we recognized a gain on the sale of $9.8 million.

Interest Expense

Interest expense in fiscal 2026 decreased $3.3 million reflecting the impact of both lower interest rates and lower average borrowings. Our average borrowing rate on our Amended Revolving Credit Facility was 5.80% in fiscal 2026 compared to 6.54% in the prior year.

Income Taxes

In fiscal 2026, our effective income tax rate was 23.7% compared to 67.9% in the prior year. This decrease is primarily attributable to the FCPA settlement charge of $55.6 million in fiscal 2025 that was nondeductible for income tax purposes resulting in no income tax benefit.

Operating Segment Results of Operations

Parts Supply Segment

	Year Ended May 31,
	2026	2025	% Change
Third-party sales	$1,487.7	$1,099.6	35.3%
Operating income	186.2	156.8	18.8%
Operating margin	12.5%	14.3%

Sales in the Parts Supply segment in fiscal 2026 increased $388.1 million, or 35.3%, over the prior year period primarily due to a $295.4 million increase in sales in our new parts Distribution activities from increased demand and growth from new and expanded distribution agreements. The ADI acquisition contributed sales of $115.3 million to the increase in new parts Distribution sales during fiscal 2026.

Sales for our USM activities increased $92.7 million as a result of increased demand for whole assets as those sales increased $50.6 million over the prior year.

Operating income in the Parts Supply segment increased $29.4 million, or 18.8%, over the prior year, primarily due to increased sales volumes across our new parts Distribution activities. In addition, an $11.2 million Russian legal liability was de-recognized in fiscal 2025 as a result of the Russian Court’s ruling which reversed the previous judgment against us. We also recognized a gain of $6.5 million in fiscal 2025 as a result of an insurance recovery related to an aircraft which was on lease to a customer and was damaged beyond repair in Haiti.

Operating margin decreased to 12.5% from 14.3% in the prior year primarily due to the factors discussed above, including the Russian legal matter and the insurance recovery.

Repair, Engineering, and Software Segment

	Year Ended May 31,
	2026	2025	% Change
Third-party sales	$1,080.8	$931.0	16.1%
Operating income	84.6	84.0	0.7%
Operating margin	7.8%	9.0%

Sales in the Repair, Engineering, and Software segment in fiscal 2026 increased $149.8 million, or 16.1%, over the prior year primarily due to growth within our Airframe MRO services of $170.7 million. The HAECO Americas acquisition contributed sales of $131.1 million in fiscal 2026, which was partially offset by the divestiture of our LGO business in the fourth quarter of fiscal 2025. The LGO business contributed sales of $66.9 million in the prior year.

Operating income in the Repair, Engineering, and Software segment increased $0.6 million, or 0.7%, over the prior year while the operating margin decreased to 7.8% from 9.0%. These changes were primarily due to the mix of products and services, including the pre-integration, lower margin HAECO Americas operations.

Government Solutions Segment

	Year Ended May 31,
	2026	2025	% Change
Third-party sales	$502.3	$495.4	1.4%
Operating income	56.7	35.1	61.5%
Operating margin	11.3%	7.1%

Sales in the Government Solutions segment in fiscal 2026 increased $6.9 million, or 1.4%, over the prior year primarily due to higher government program activity. In addition, we recognized sales of $13.5 million in fiscal 2025 reflecting the estimated recovery on our incurred costs related to Mobility Systems’ Next Generation Pallet contract that was terminated for convenience by the customer.

Operating income in the Government Solutions segment increased $21.6 million, or 61.5%, over the prior year with the operating margin increasing to 11.3% from 7.1% in the prior year. These increases are primarily due to higher government program activity partially offset by the recognition of a $2 million loss to reduce the estimated recovery from the U.S. government on a long-term aircraft maintenance program. In addition, Mobility Systems operating income increased $5.6 million primarily due to higher sales volumes for pallets.

Legacy Commercial Programs Segment

	Year Ended May 31,
	2026	2025	% Change
Third-party sales	$237.2	$254.5	(6.8)%
Operating income	—	8.6	(100.0)%
Operating margin	—%	3.4%

Sales in the Legacy Commercial Programs segment in fiscal 2026 decreased $17.3 million, or 6.8%, from the prior year. Fiscal 2025 included our sale of certain rotable assets for $18.7 million to a former, long-term power-by-the-hour customer in conjunction with the contract’s termination.

In fiscal 2026, we recognized net unfavorable cumulative catch-up adjustments of $(2.7) million compared to net unfavorable cumulative catch-up adjustments of $(2.8) million in the prior year. These adjustments primarily relate to our long-term, power-by-the-hour programs where we provide component inventory management and repair services to commercial customers.

Operating income in the Legacy Commercial Programs segment decreased $8.6 million, or 100.0%, from the prior year with the operating margin decreasing to 0% from 3.4% in the prior year. These decreases were primarily due to an inventory reserve of $4.9 million recognized in fiscal 2026 in conjunction with the decision to exit our consumables and expendables product line.

Liquidity, Capital Resources and Financial Position

Our operating activities are funded and commitments met through the generation of cash from operations. Our ability to generate cash from operations is influenced primarily by our operating performance and changes in working capital. In addition to operations, our current capital resources include an unsecured revolving credit facility under the credit agreement with various financial institutions as lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders (the “Credit Agreement”), and an accounts receivable financing program. Periodically, we may also raise capital through common stock and debt financings in the public or private markets. We continually evaluate various financing arrangements, including the issuance of common stock or debt, which would allow us to improve our liquidity position and finance future growth on commercially reasonable terms. Our continuing ability to borrow from our lenders and issue debt and equity securities to the public and private markets in the future may be negatively affected by a number of factors, including the overall health of the credit markets, general economic conditions, airline industry conditions, geo-political events, our debt service obligations, and our operating performance.

At May 31, 2026, our liquidity and capital resources included working capital of $1,128.9 million inclusive of cash of $84.0 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

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

At May 31, 2026, borrowings outstanding under the Amended Revolving Credit Facility were $200.0 million and there were approximately $10.5 million of outstanding letters of credit, which reduced the availability under this facility to $614.5 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of May 31, 2026, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $9.9 million.

On March 1, 2024, we issued $550.0 million aggregate principal amount of 6.75% Senior Notes due 2029 (the “Notes”) to fund a portion of the purchase price for the acquisition of the Triumph Group Inc.’s Product Support business. The Notes bear interest at a rate of 6.75% per year, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2024. The Notes will mature on March 15, 2029. The Company may redeem the Notes, in whole or in part, at specified redemption prices ranging from 100.000% to 103.375% depending on the date of redemption.

On August 14, 2025, we issued an additional $150.0 million aggregate principal amount of our Notes (the “Additional Notes”). Other than with respect to the date of issuance and the offering price, the Additional Notes have the same terms as the Notes. Debt issuance costs of $2.5 million were incurred in connection with the Additional Notes which were issued at an original issuance premium of 102% of their principal amount, or $3.0 million.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At May 31, 2026, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheet. At May 31, 2026, we have utilized $13.9 million which reduced the availability under the Purchase Agreement to $136.1 million.

Common Stock Offering

During the second quarter of fiscal 2026, we sold 3,450,000 shares of our common stock at $83.00 per share in a registered underwritten offering. After deducting underwriting fees and other offering expenses, we received $273.9 million in net proceeds.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No shares were repurchased during fiscal 2026. During fiscal 2025, we repurchased 0.2 million shares for an aggregate purchase price of $10.1 million. During fiscal 2024, we repurchased 0.1 million shares for an aggregate purchase price of $5.1 million. Since inception of the renewal authorization, we have repurchased 2.4 million shares for an aggregate purchase price of $107.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $98.7 million in fiscal 2026 compared to $36.1 million in the prior year. The increase in cash provided from the prior year of $62.6 million was primarily attributable to working capital changes, including the timing of customer collections in accounts receivable partially offset by higher amounts of accounts payable primarily due to timing of vendor payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $308.7 million in fiscal 2026 compared to cash provided of $10.7 million in the prior year. The increase in cash used in investing activities from the prior year of $319.4 million was primarily related to the four acquisitions completed in fiscal 2026.

Cash Flows from Financing Activities

Net cash provided by financing activities was $208.6 million in fiscal 2026 compared to a use of cash of $33.7 million in the prior year. The increase in cash provided by financing activities over the prior year of $242.3 million was primarily related to the common stock and debt offerings we completed in the second quarter of fiscal 2026 to fund our fiscal 2026 acquisitions and reduce our borrowings under our Amended Revolving Credit Facility.

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of contractual cash obligations and off-balance sheet arrangements as of May 31, 2026 is as follows:

	Payments Due by Period
		Due in	Due in	Due in	Due in	Due in	After
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2027	2028	2029	2030	2031	2031
On Balance Sheet:
Credit Agreement borrowings	$200.0	$—	$200.0	$—	$—	$—	$—
Credit Agreement interest[1]	19.3	12.5	6.8	—	—	—	—
6.75% Senior Notes	700.0	—	—	700.0	—	—	—
6.75% Senior Notes interest	131.9	47.3	47.2	37.4	—	—	—
Facilities and equipment operating leases	227.8	22.8	18.9	13.8	10.6	9.4	152.3

Off Balance Sheet:
Purchase obligations[2]	1,161.1	772.0	282.1	91.6	13.2	1.3	0.9

Notes:

1	Interest was determined using the interest rates in effect on May 31, 2026.
2	Purchase obligations arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts, and components, as well as equipment to support the operations of our business.

We routinely issue letters of credit and performance bonds in the ordinary course of business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2026 was $10.5 million.

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

In fiscal 2025 and 2024, we utilized the qualitative assessment approach for our annual review of goodwill impairment for each of our reporting units. As a result of the change in our operating segments in late fiscal 2026, we used a combination of quantitative and qualitative for our fiscal 2026 goodwill impairment review. Under the qualitative approach, we considered the overall industry and market conditions related to the aerospace and government/defense markets as well as conditions in the global capital markets. We also considered the long-term forecasts for each reporting unit, which incorporated specific opportunities and risks, working capital requirements, and capital expenditure needs. The fair value of our reporting units is also impacted by our overall market capitalization and may be impacted by volatility in our stock price and assumed control premium, among other items.

For our quantitative assessment approach, we estimated the fair value of the applicable reporting unit using primarily an income approach based on discounted cash flows. The assumptions we used to estimate the fair value of the reporting units were based on historical performance, as well as forecasts used in our business plan. We used discount rates based on our consolidated weighted average cost of capital which was adjusted for each applicable reporting unit based on its specific risk, size, and industry characteristics. The fair value measurements used for our goodwill impairment testing used significant unobservable inputs, which reflected our own assumptions about the inputs that market participants would use in measuring fair value.

We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at the respective measurement dates, and thus no impairment charges were recorded in those fiscal years.

As part of the goodwill re-allocation associated with the change in operating segments, the Legacy Commercial Programs segment was assigned goodwill of $16.4 million. As the wind-down of its operations and sale of its assets occurs over the next three to four years, the fair value of the segment will progressively decrease which will ultimately result in the full impairment of the Legacy Commercial Programs goodwill in a future period or periods.

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

We are exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. We manage interest costs by using a mix of fixed - and floating - rate debt. A 10 percent increase to the average interest rate across our floating - rate debt obligations would have reduced our pre - tax income by $2.3 million during fiscal 2026.

Revenues and expenses of our foreign operations are translated at average exchange rates during the year, and balance sheet accounts are translated at year-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or operating results during fiscal 2026.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

AAR CORP.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AAR CORP. and subsidiaries (the Company) as of May 31, 2026 and May 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and May 31, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the write-down of inventories

As discussed in Note 1 to the consolidated financial statements, the inventory balance as of May 31, 2026 was $979.0 million. The Company records inventory within certain components of the Parts Supply and Repair, Engineering, and Software segments at the lower of cost or net realizable value. The write-down of slow-moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

We identified the assessment of the write-down of inventories for a portion of the inventory within the Parts Supply and Repair, Engineering, and Software segments as a critical audit matter. The primary inputs and assumptions used in determining the write-down of slow-moving inventory include the historical recovery rates, which are based on the number of days transpiring from the date the inventory was originally received, the historical sales of inventory, and the identification of specific inventories associated with aircraft with declining usage trends. The assessment of these inputs required a higher degree of subjective auditor judgment in evaluating the future customer demand for slow-moving inventory.

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

Chicago, Illinois
July 21, 2026

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2026	2025	2024

	(In millions, except per share data)
Sales:
Sales from products	$2,138.4	$1,712.3	$1,387.1
Sales from services	1,169.6	1,068.2	931.8
	3,308.0	2,780.5	2,318.9
Costs and operating expenses:
Cost of products	1,742.2	1,388.9	1,096.7
Cost of services	943.8	863.9	779.9
	2,686.0	2,252.8	1,876.6
Gross profit	622.0	527.7	442.3
Provision for credit losses	2.1	0.2	0.7
Selling, general and administrative	349.3	347.7	312.2
Earnings (Loss) from joint ventures	7.2	5.4	(0.2)
Operating income	277.8	185.2	129.2
Bargain purchase gain	29.5	—	—
Gain on sale of headquarters building	9.8	—	—
Pension settlement charge	—	—	(26.7)
Gain (Loss) related to sale and exit of businesses	1.4	(72.4)	(2.8)
Other expense, net	(2.1)	(0.3)	(0.4)
Interest expense	(72.1)	(75.4)	(43.2)
Interest income	1.6	1.8	2.2
Income before income taxes	245.9	38.9	58.3
Income tax expense	58.2	26.4	12.0
Net income	$187.7	$12.5	$46.3

Earnings per share – basic	$4.88	$0.35	$1.30
Earnings per share – diluted	$4.86	$0.35	$1.29

Shares used for earnings per share:
Weighted average shares outstanding – basic	38.3	35.6	35.1
Weighted average shares outstanding – diluted	38.4	35.8	35.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31,
	2026	2025	2024

	(In millions)
Net income	$187.7	$12.5	$46.3
Other comprehensive income, net of tax:
Currency translation adjustments	0.3	3.1	0.2
Pension and post retirement plans, net of tax	1.4	0.1	14.5
Total other comprehensive income, net of tax	1.7	3.2	14.7
Comprehensive income	$189.4	$15.7	$61.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2026	2025

	(In millions, except share data)
Current assets:
Cash and cash equivalents	$84.0	$96.5
Restricted cash	23.8	12.7
Accounts receivable, net	386.8	354.8
Contract assets	148.4	140.3
Inventories	979.0	809.2
Prepaid expenses and other current assets	120.1	97.1
Total current assets	1,742.1	1,510.6

Property, plant and equipment, at cost:
Land	7.3	9.2
Buildings and improvements	92.7	118.3
Equipment and furniture and fixtures	309.1	309.7
	409.1	437.2
Accumulated depreciation	(242.2)	(278.7)
	166.9	158.5

Other assets:
Goodwill	580.3	530.8
Intangible assets, net	281.6	219.6
Operating lease right-of-use assets, net	210.8	93.3
Rotable assets, net	180.3	172.4
Other non-current assets	193.9	159.4
	1,446.9	1,175.5
	$3,355.9	$2,844.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	May 31,
	2026	2025

	(In millions, except share data)
Current liabilities:
Accounts payable	$295.6	$303.1
Deferred revenue	50.3	40.3
Other accrued liabilities	267.3	211.3
Total current liabilities	613.2	554.7

Long-term debt	893.9	968.0
Operating lease liabilities	101.1	79.6
Deferred tax liabilities	23.1	18.4
Other liabilities	20.8	12.3
	1,038.9	1,078.3
Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	––	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 48,750,786 and 45,300,786 shares at cost, respectively	48.8	45.3
Capital surplus	789.7	505.2
Retained earnings	1,157.1	969.4
Treasury stock, 8,871,272 and 9,470,781 shares at cost, respectively	(287.9)	(302.7)
Accumulated other comprehensive loss	(3.9)	(5.6)
Total equity	1,703.8	1,211.6
	$3,355.9	$2,844.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED MAY 31, 2026

(In millions)
					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive	Total
	Stock	Surplus	Earnings	Stock	Income (Loss)	Equity
Balance, May 31, 2023	$45.3	$484.5	$910.6	$(317.8)	$(23.5)	$1,099.1
Net income	—	—	46.3	—	—	46.3
Stock option activity	—	2.9	—	21.7	—	24.6
Restricted stock activity	—	6.5	—	3.7	—	10.2
Repurchase of shares	—	—	—	(5.1)	—	(5.1)
Other comprehensive income, net of tax	—	—	—	—	14.7	14.7
Balance, May 31, 2024	$45.3	$493.9	$956.9	$(297.5)	$(8.8)	$1,189.8
Net income	—	—	12.5	—	—	12.5
Stock option activity	—	3.2	—	6.6	—	9.8
Restricted stock activity	—	8.1	—	(1.7)	—	6.4
Repurchase of shares	—	—	—	(10.1)	—	(10.1)
Other comprehensive income, net of tax	—	—	—	—	3.2	3.2
Balance, May 31, 2025	$45.3	$505.2	$969.4	$(302.7)	$(5.6)	$1,211.6
Net income	—	—	187.7	—	—	187.7
Issuance of common stock	3.5	270.4	—	—	—	273.9
Stock option activity	—	7.6	—	15.3	—	22.9
Restricted stock activity	—	6.5	—	(0.5)	—	6.0
Other comprehensive income, net of tax	—	—	—	—	1.7	1.7
Balance, May 31, 2026	$48.8	$789.7	$1,157.1	$(287.9)	$(3.9)	$1,703.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

AAR CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended May 31,
	2026	2025	2024
Cash flows provided by operating activities:
Net income	$187.7	$12.5	$46.3
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	72.1	55.2	40.2
Amortization of financing costs	3.2	2.6	1.0
Stock-based compensation expense	17.8	19.9	15.3
Bargain purchase gain	(29.5)	—	—
Gain on sale of building	(9.8)	—	—
Provision for credit losses	2.1	0.2	0.7
Pension settlement charges	—	—	26.7
Deferred tax benefit	(3.2)	(5.5)	(20.5)
Loss (Earnings) from joint ventures	(7.2)	(5.4)	0.2
Loss (Gain) on sale of business	—	68.9	—
Impairment charges and loss on sale of investments	1.0	—	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	7.7	(82.8)	(5.3)
Contract assets	8.1	(26.6)	(17.1)
Inventories	(69.0)	(109.3)	(90.4)
Prepaid expenses and other current assets	(11.9)	(5.8)	(31.7)
Rotable assets	(22.3)	(23.9)	2.5
Accounts payable	(49.9)	70.5	59.4
Accrued and other liabilities	21.6	40.9	16.9
Other	(19.8)	24.7	(0.4)
Net cash provided by operating activities–continuing operations	98.7	36.1	43.8
Net cash used in operating activities–discontinued operations	—	—	(0.2)
Net cash provided by operating activities	98.7	36.1	43.6
Cash flows provided by (used in) investing activities:
Property, plant and equipment expenditures	(36.6)	(34.7)	(29.7)
Acquisitions, net of cash acquired	(259.4)	(1.5)	(722.9)
Proceeds from sale of building and land	25.1	4.7	—
Proceeds from sale of business	0.6	48.0	—
Hangar expansion activity, net	(28.8)	(4.0)	(1.5)
Joint venture and other investment activity	(9.6)	(1.8)	(4.4)
Net cash provided by (used in) investing activities	(308.7)	10.7	(758.5)
Cash flows provided by (used in) financing activities:
Proceeds from equity offering, net	273.9	—	—
Proceeds from long-term borrowings, net	153.0	—	550.0
Short-term borrowings (repayments), net	(227.0)	(20.0)	175.0
Purchase of treasury stock	—	(10.1)	(5.1)
Stock compensation activity	11.2	(3.5)	19.6
Financing costs	(2.5)	(0.1)	(10.3)
Net cash provided by (used in) financing activities	208.6	(33.7)	729.2
Increase (Decrease) in cash and cash equivalents	(1.4)	13.1	14.3
Cash, cash equivalents, and restricted cash at beginning of year	109.2	96.1	81.8
Cash, cash equivalents, and restricted cash at end of year	$107.8	$109.2	$96.1

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

Services and products include: aviation supply chain and parts support programs; customer fleet management and operations; maintenance, repair and overhaul (“MRO”) of airframes (“Airframe MRO”), and certain other components (“Component MRO”); design and manufacture of specialized pallets, shelters, and containers; aircraft modifications and aircraft and engine sales and leasing.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Certain reclassifications have been made to the prior year presentation to conform to the 2026 presentation.

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

Favorable and unfavorable cumulative catch-up adjustments were as follows:

	May 31,
	2026	2025	2024
Favorable cumulative catch-up adjustments	$—	$3.8	$12.1
Unfavorable cumulative catch-up adjustments	(2.7)	(6.6)	(9.1)
Net cumulative catch-up adjustments	$(2.7)	$(2.8)	$3.0

Contract Assets and Liabilities

The timing of revenue recognition, customer billings, and cash collections results in a contract asset or contract liability at the end of each reporting period. For instances where we recognize revenue prior to having an unconditional right to payment, we record a contract asset. When an unconditional right to consideration exists, we reduce our contract asset and recognize an unbilled or trade receivable. When amounts are dependent on factors other than the passage of time in order for payment from a customer to be due, we record a contract asset which consists of costs incurred where revenue recognized over time using the cost-to-cost model exceeds the amounts billed to customers. Contract liabilities include advance payments and billings in excess of revenue recognized. Certain customers make advance payments prior to the satisfaction of our performance obligations on the contract. These amounts are recorded as contract liabilities until such performance obligations are satisfied, either over time as costs are incurred or at a point in time when deliveries are made. Contract assets and contract liabilities are determined on a contract-by-contract basis.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Net contract assets and liabilities are as follows:

	May 31,
	2026	2025	Change
Contract assets – current	$148.4	$140.3	$8.1
Contract assets – non-current	42.9	28.4	14.5
Contract liabilities:
Deferred revenue – current	(50.3)	(40.3)	(10.0)
Deferred revenue on long-term contracts	(6.9)	(6.4)	(0.5)
Net contract assets	$134.1	$122.0	$12.1

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

During the first quarter of fiscal 2025, our Mobility Systems’ business received a stop-work order from our U.S. government customer on the Next Generation Pallet contract as the program was terminated for convenience by the customer. Under the conditions for the termination for convenience, we have the right to submit a proposal for recovery of our incurred costs. In conjunction with the termination, we expensed equipment and inventory of $12.7 million and recognized a contract asset of $9.5 million reflecting the estimated recovery on our incurred costs.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Changes in our deferred revenue were as follows:

	Year ended May 31,
	2026	2025
Deferred revenue at beginning of period	$(46.7)	$(21.9)
Revenue deferred	(490.0)	(321.9)
Revenue recognized	498.3	307.6
Other (1)	(18.8)	(10.5)
Deferred revenue at end of period	$(57.2)	$(46.7)
(1)	Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

Remaining Performance Obligations

As of May 31, 2026, we had approximately $777 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 70% of this backlog will be recognized as revenue in fiscal 2027, an additional 20% of the firm backlog in fiscal 2028, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Financial Instruments and Concentrations of Market or Credit Risk

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	May 31,
	2026	2025
U.S. government contracts:
Trade receivables	$32.5	$26.6
Unbilled receivables	8.8	13.4
	41.3	40.0
All other customers:
Trade receivables	318.5	283.4
Unbilled receivables	27.0	31.4
	345.5	314.8
	$386.8	$354.8

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

The change in our allowance for credit losses, including product return reserves, was as follows:

	May 31,
	2026	2025	2024
Balance, beginning of year	$10.7	$14.1	$13.4
Provision charged to operations, net of recoveries	2.1	0.2	0.7
Deductions for accounts written off and other reclassifications	1.4	(3.6)	—
Balance, end of year	$14.2	$10.7	$14.1

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

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. These intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Cash

Cash and cash equivalents consist of highly liquid instruments which have original maturities of three months or less when purchased. Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. As of May 31, 2026, restricted cash includes amounts on deposit with an escrow agent related to our acquisitions including $5.4 million for Trax USA Corp. (“Trax”), $3.1 million for Aerostrat Corp. (“Aerostrat”), and $3.5 million for American Distributors Holding Co., LLC (“ADI”). We also have restricted cash of $11.8 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

The restrictions related to our acquisitions typically lapse at the time of resolution of certain contingencies including tax contingencies. The restrictions related to the receivable securitization arrangements lapse at the time we remit the customer payments collected by us as servicer of previously sold customer receivables to the purchaser.

Inventories and Rotable Assets

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the specific identification, average cost, or first-in, first-out methods. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of disposal and transportation. From time-to-time, we purchase aircraft and engines for disassembly to individual parts and components. Costs are assigned to these individual parts and components utilizing list prices from original equipment manufacturers and recent sales history. Expenditures for the repair of parts and components are capitalized as inventory.

The following is a summary of inventories:

	May 31,
	2026	2025
Aircraft and engine parts, components and finished goods	$737.2	$659.4
Raw materials and parts	185.7	119.9
Work-in-process	56.1	29.9
	$979.0	$809.2

In conjunction with the decision to exit our consumables and expendables product line, we do not expect certain inventories to be recoverable and have recognized an inventory reserve of $4.9 million during fiscal 2026.

The cost of rotable assets is typically the original purchase price plus overhaul costs. Depreciation is computed using the straight-line method over the estimated service life of the equipment. Rotable assets have been generally used for asset exchange or leasing transactions with customers. Future rent due to us under long-term leases of rotable assets during each of the next five fiscal years is $8.2 million in 2027, $6.6 million in 2028, $1.3 million in 2029, $0.6 million in 2030, and $0.4 million in 2031.

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

We evaluate our investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an investment is determined to be other than temporary, a loss is recorded in earnings in the current period. During fiscal 2026, we recognized impairment charges and losses on sales of investments of $1.0 million.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncement Adopted in Fiscal 2026

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU updates income tax disclosure requirements by requiring specific categories and greater disaggregation within the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU would be applied on a prospective basis with retrospective application permitted. This ASU was adopted prospectively with no impact on our consolidated financial statements except for expanded income tax-related disclosures.

New Accounting Pronouncement Not Yet Adopted

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

2. Acquisitions

Acquisition of the Aircraft Reconfig Technologies Business

On April 24, 2026, we acquired the outstanding shares of Aircraft Reconfig Technologies (“ART”), a leading aircraft interiors engineering company for $36.0 million subject to customary post-closing adjustments for cash, working capital, and indebtedness.

We accounted for the acquisition using the acquisition method and included the results of ART’s operations in our consolidated financial statements from the effective date of the acquisition. ART’s results are reported within our Repair, Engineering, and Software segment. The base purchase price was paid at closing and transaction costs associated with the acquisition of $1.1 million were expensed as incurred during fiscal 2026.

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital, intangible assets, property and equipment, leases, and indemnification assets.

The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$2.1
Inventory	17.5
Other assets	0.2
Accounts payable and other liabilities	(12.9)
Net assets acquired	6.9
Goodwill	29.1
Purchase price, net of cash acquired	$36.0

Acquisition of HAECO Americas

On November 3, 2025, we acquired the outstanding shares of HAECO Americas, LLC and its subsidiary HAECO Airframe Services, LLC (together, “HAECO Americas”) from HAECO USA, Inc. for a purchase price of $78.0 million, which includes estimated post-closing adjustments for cash, working capital, and indebtedness. HAECO Americas provides heavy aircraft MRO and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida.

We accounted for the acquisition using the acquisition method and included the results of HAECO Americas’ operations in our consolidated financial statements from the effective date of the acquisition. HAECO Americas’ results are reported within our Repair, Engineering, and Software segment. The base purchase price was paid at closing and transaction costs associated with the acquisition of $3.3 million were expensed as incurred in fiscal 2026.

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those primarily related to working capital.

The preliminary fair value of the identifiable assets acquired exceeded the total purchase price resulting in a bargain purchase gain of $29.5 million, which we recognized in fiscal 2026. We believe the acquisition resulted in a bargain purchase gain as the seller was highly motivated to divest the business as part of its long-term strategies.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$25.9
Contract assets	15.7
Inventory	16.2
Right-of-use assets	95.2
Other assets	15.0
Accounts payable and accrued liabilities	(35.4)
Deferred taxes, net	(8.0)
Lease liabilities	(17.1)
Net assets acquired	107.5
Bargain purchase gain	(29.5)
Purchase price, net of cash acquired	$78.0

As part of our integration activities, we are consolidating our facility footprint, which includes closing our Indianapolis, Indiana airframe maintenance facility and relocating the majority of those operations to the Greensboro, North Carolina facility. Expenses incurred for integration activities during fiscal 2026 were $11.1 million.

Acquisition of ADI

On September 25, 2025, we acquired the outstanding shares of ADI, including ADI American Distributors, LLC and other of ADI’s subsidiaries, for an initial purchase price of $137.1 million. The post-closing adjustments for cash, working capital and indebtedness were resolved in the third quarter of fiscal 2026 resulting in a $0.6 million reduction in the purchase price. ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry. The initial purchase price was paid at closing except for $4.5 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. During the third quarter of fiscal 2026, the post-closing adjustments were finalized resulting in the release of $1.0 million from the escrow.

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

Accounts receivable	$13.1
Inventory	66.6
Intangible assets	75.8
Other assets	5.4
Accounts payable and other liabilities	(32.9)
Net assets acquired	128.0
Goodwill	9.1
Purchase price, net of cash acquired	$137.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Acquired amortizable intangible assets include customer relationships of $43.3 million and backlog of $16.4 million, which are being amortized over 12.5 years and 3 years, respectively. We also recognized indefinite-lived trademarks of $16.1 million. The goodwill associated with the ADI acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary product lines, cross-selling opportunities, operational efficiencies, and intangible assets that do not qualify for separate recognition, such as their assembled workforce. Expenses incurred for integration activities during fiscal 2026 were $0.3 million.

Acquisition of Aerostrat

On August 11, 2025, we acquired the outstanding shares of Aerostrat for a base purchase price of $15.0 million plus contingent consideration of up to $5.0 million. Aerostrat is a leading long-range maintenance planning software provider used by airlines, MRO facilities, and cargo companies to automate complex scheduling, ensure production capacity, and simplify aircraft allocation.

The base purchase price was paid at closing except for $3.1 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. The contingent consideration includes $1.0 million subject to the successful launch of certain product offerings by December 31, 2026 and up to $4.0 million based on the achievement of adjusted revenue targets by August 1, 2028. The estimated fair value of the contingent consideration was $4.0 million at the acquisition date and has been included in the purchase price.

We accounted for the acquisition using the acquisition method and included the results of Aerostrat’s operations in our consolidated financial statements from the effective date of the acquisition. Aerostrat’s results are reported within our Repair, Engineering, and Software segment. Transaction costs associated with the acquisition of $0.5 million were expensed as incurred in fiscal 2026.

The final fair value of assets acquired and liabilities assumed is as follows:

Current assets	$0.6
Intangible assets	10.3
Deferred revenue	(0.6)
Deferred tax liabilities	(2.6)
Net assets acquired	7.7
Goodwill	11.3
Purchase price, net of cash acquired	$19.0

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Product Support’s results are reported within our Repair, Engineering, and Software segment. The purchase price was paid at closing and was funded with debt financing. Transaction costs associated with the acquisition of $21.0 million were expensed as incurred within Selling, general and administrative expenses in fiscal 2024.

In connection with the acquisition, we secured commitments for a bridge financing facility (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated on March 1, 2024 upon securing permanent debt financing and closing the acquisition. During fiscal 2024, we expensed $6.1 million within Interest expense for the fees associated with the Bridge Facility.

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

As part of our integration activities, we are consolidating our facility footprint which included the closure of our Garden City, New York leased component repair facility and relocating those operations to certain Product Support facilities. In conjunction with the facility exit, environmental remediation obligations were identified and we recognized a liability for $1.1 million in fiscal 2026 as our estimate of the future costs associated with the remediation. The timing of expenditures depends on a number of factors, including the nature and extent of contamination, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. In addition to the liability for the environmental remediation obligations, we also recognized a liability of $0.5 million which represents our estimated settlement cost for a related landlord dispute.

Expenses recognized for integration activities, including facility closure costs, severance, retention, and other related costs were $2.5 million, $7.5 million, and $0.5 million in fiscal 2026, 2025, and 2024, respectively.

Acquisition of Trax

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The contingent consideration is based on an adjusted cumulative revenue target across calendar years 2023 and 2024. The adjusted cumulative revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. The contingent consideration is treated as compensation expense within Selling, general and administrative expenses. Compensation expense recognized in fiscal 2025 and 2024 were $0.7 million and $6.3 million, respectively. No compensation expense was recognized in fiscal 2026. As of May 31, 2026, we have a contingent consideration liability of $8.1 million, which was classified as Other accrued liabilities on our Consolidated Balance Sheet.

In November 2025, Trax’s former owners filed a demand for arbitration contesting the determination of the contingent consideration and certain tax matters. We strongly disagree with the claims by Trax’s former owners and we believe we have adequate support for our determination of the contingent consideration and our positions on the tax matters. We expect to finalize the contingent consideration in fiscal 2027.

3. Goodwill and Other Intangible Assets, Net

During the fourth quarter of fiscal 2026, our chief operating decision making officer (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. Specifically, the business units within our Integrated Solutions segment have been realigned, resulting in the following changes:

●	Combine our government programs activities and our Mobility Systems business, previously reported as Expeditionary Services, into a new operating segment named Government Solutions;
●	Re-position our software platform to our Repair and Engineering segment, which is renamed Repair, Engineering, and Software; and
●	Legacy Commercial Programs, the remaining business unit within the Integrated Solutions segment, will be separately reported as its own operating segment.

These changes resulted in the following four operating segments:

●	Parts Supply remains unchanged from the prior structure, primarily consisting of distribution of new parts and sales of used serviceable material, including aircraft, engine and airframe parts and components;
●	Repair, Engineering, and Software primarily consists of Airframe MRO, Component MRO, and our software platforms, including Trax, Aerostrat, Airvoyant, and Airinmar;
●	Government Solutions primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of War (“DoW”), the U.S. Department of State (“DoS”) and foreign governments and the engineering, design, integration, manufacture, and repair of pallets, shelters, and containers; and
●	Legacy Commercial Programs consists of asset-heavy flight hour-based component repair programs for commercial airlines and distribution of consumables and expendables inventory, previously reported within Integrated Solutions. During the fourth quarter of fiscal 2026, we announced our intention to exit our Legacy Commercial Programs business as it requires significant asset pools and no longer meets our capital return thresholds. We anticipate that the wind-down of this segment will take approximately three to four years as the Legacy Commercial Programs’ existing customer contracts are terminated and its rotable assets are sold.

Prior to the change in segments, each of our operating segments was comprised of a single reporting unit. Following the segment changes, we have six reporting units with our Repair, Engineering, and Software and Government Solutions segments each having two reporting units. During the fourth quarter of fiscal 2026, the goodwill of the former Integrated Solutions operating segment of $92.7 million was allocated to the new reporting units based on their relative fair values.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

We performed quantitative impairment assessments for the impacted reporting units immediately before and after the reassignment and determined no impairment existed. As part of the goodwill re-allocation, the Legacy Commercial Programs segment was assigned goodwill of $16.4 million. As the wind-down of its operations and sale of its assets occurs over the next three to four years, the fair value of the segment will progressively decrease which will ultimately result in the full impairment of the Legacy Commercial Programs goodwill in a future period or periods.

Changes in the carrying amount of goodwill by segment for fiscal 2026 and 2025 are as follows:

	Current Segments				Former Segments
		Repair,		Legacy
	Parts	Engineering	Government	Commercial	Integrated	Expeditionary
	Supply	and Software	Solutions	Programs	Solutions	Services	Total
Balance as of May 31, 2024	$38.9	$416.6	$—	$—	$80.5	$18.8	$554.8
Acquisition	—	(10.4)	—	—	—	—	(10.4)
Sale of Landing Gear Overhaul business	—	(14.6)	—	—	—	—	(14.6)
Foreign currency translation adjustments	—	0.1	—	—	0.9	—	1.0
Balance as of May 31, 2025	38.9	391.7	—	—	81.4	18.8	530.8
Acquisitions	9.1	29.1	—	—	11.3	—	49.5
Goodwill re-allocation	—	29.8	65.3	16.4	(92.7)	(18.8)	—
Balance as of May 31, 2026	$48.0	$450.6	$65.3	$16.4	$—	$—	$580.3

We utilized the qualitative assessment approach for all reporting units which considers general economic conditions, industry specific performance, changes in reporting unit carrying values, and assumptions used in the most recent fair value calculation. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value at May 31, 2026, and thus no impairment charges were recorded.

Intangible assets, other than goodwill, are comprised of the following:

	May 31, 2026
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$184.6	$(35.6)	$149.0
Developed technology	110.2	(13.1)	97.1
Backlog	16.4	(5.0)	11.4
	311.2	(53.7)	257.5
Unamortized intangible assets:
Trademarks	24.1	—	24.1
	$335.3	$(53.7)	$281.6

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	May 31, 2025
		Accumulated
	Gross	Amortization	Net
Amortizable intangible assets:
Customer relationships	$136.6	$(21.9)	$114.7
Developed technology	105.3	(7.6)	97.7
	241.9	(29.5)	212.4
Unamortized intangible assets:
Trademarks	7.2	—	7.2
	$249.1	$(29.5)	$219.6

Customer relationships are being amortized over 10-20 years, developed technology is being amortized over 20 years and backlog is being amortized over 27 months. Amortization expense recorded during fiscal 2026, 2025, and 2024 was $24.1 million, $16.2 million, and $7.3 million, respectively. The estimated aggregate amount of amortization expense for intangible assets in each of the next five fiscal years is $27.7 million in 2027, $24.5 million in 2028, and $20.1 million in each of 2029, 2030, and 2031.

4. Sale of Receivables

On February 23, 2018, we entered into a Purchase Agreement with Citibank N.A. (“Purchaser”) for the sale, from time to time, of certain accounts receivable due from certain customers (the “Purchase Agreement”). Under the Purchase Agreement, the maximum amount of receivables sold is limited to $150 million and Purchaser may, but is not required to, purchase the eligible receivables we offer to sell. The term of the Purchase Agreement runs through February 22, 2027, but, the Purchase Agreement may be terminated earlier under certain circumstances. The term of the Purchase Agreement is automatically extended for annual terms unless either party provides advance notice that they do not intend to extend the term.

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Consolidated Balance Sheets.

Receivables sold under the Purchase Agreement during fiscal 2026, 2025, and 2024 were $232.7 million, $209.2 million, and $144.4 million, respectively. Amounts remitted to the Purchaser on its behalf during fiscal 2026, 2025, and 2024 were $228.3 million, $201.6 million,and $143.5 million, respectively. As of May 31, 2026 and May 31, 2025, we had collected cash of $11.8 million and $7.4 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Consolidated Statements of Income. During fiscal 2026, 2025, and 2024, we incurred discounts on the sale of our receivables and other fees of $0.9 million, $0.9 million, and $0.7 million, respectively.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

5. Financing Arrangements

Debt Outstanding

A summary of the carrying amount of our debt is as follows:

	May 31,
	2026	2025
Senior Notes	$700.0	$550.0
Amended Revolving Credit Facility with interest payable monthly	200.0	427.0
Debt premium, net	2.3	—
Debt issuance costs, net	(8.4)	(9.0)
Long-term debt	$893.9	$968.0

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

Borrowings outstanding under the Amended Revolving Credit Facility at May 31, 2026 were $200.0 million and there were approximately $10.5 million of outstanding letters of credit, which reduced the availability of this facility to $614.5 million.

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

Senior Notes - Original Issuance

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

Debt issuance costs of $2.5 million were incurred in connection with the Additional Notes which were issued at an original issuance premium of 102% of their principal amount, or $3.0 million. The premium and debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The premium and debt issuance costs are classified within Long-term debt on our Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the Notes.

At May 31, 2026, our variable and fixed rate debt had a fair value that approximates their carrying values and is classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At May 31, 2026, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Borrowing activity under the Credit Agreement during fiscal 2026, 2025, and 2024 is as follows:

	For the Year Ended May 31,
	2026	2025	2024
Maximum amount borrowed	$650.0	$617.0	$577.0
Average daily borrowings	394.5	527.5	386.3
Average interest rate during the year	5.80%	6.54%	6.69%

We also have $9.9 million available under foreign lines of credit as of May 31, 2026.

Total interest paid during fiscal 2026, 2025, and 2024 was $71.7 million, $74.4 million, and $31.9 million, respectively.

6. Equity

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

Substantially all stock options and restricted stock are subject to forfeiture prior to vesting if the employee’s employment terminates for any reason other than death, disability or retirement. Under the 2013 Stock Plan, we have granted a total of 7,182,579 shares, and there were 1,102,614 shares available for grant as of May 31, 2026.

Stock Options

During fiscal 2026, 2025, and 2024, we granted stock options with respect to 160,085 shares, 157,310 shares and 141,545 shares, respectively. The weighted average fair value per share of stock options granted during fiscal 2026, 2025 and 2024 was $28.99, $25.51 and $25.31, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	Stock Options Granted In Fiscal Year
	2026	2025	2024
Risk-free interest rate	3.9%	4.2%	4.1%
Expected volatility of common stock	34.1%	36.0%	42.3%
Dividend yield	0.0%	0.0%	0.0%
Expected option term in years	4.8	4.9	5.1

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

A summary of stock option activity for the three years ended May 31, 2026 consisted of the following (shares in thousands):

	2026		2025		2024
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	935	$44.94	1,004	$38.49	1,573	$33.24
Granted	160	80.17	157	67.02	142	58.27
Exercised	(474)	40.42	(212)	29.81	(706)	30.67
Cancelled	(27)	72.61	(14)	60.59	(5)	48.40
Outstanding at end of year	594	$54.24	935	$44.94	1,004	$38.49
Options exercisable at end of year	318	$39.94	635	$38.13	696	$33.95

The weighted-average remaining term (in years) for options outstanding at the end of the year was 7.0 years, 6.1 years, and 6.4 years at May 31, 2026, 2025, and 2024, respectively. The weighted-average remaining term (in years) for options exercisable at the end of the year was 5.6 years, 5.0 years, and 5.5 years at May 31, 2026, 2025, and 2024, respectively.

The total grant date fair value of stock options that vested during fiscal 2026, 2025, and 2024 was $3.5 million, $2.9 million, and $3.3 million, respectively. The total intrinsic value of stock options exercised during fiscal 2026, 2025, and 2024 was $26.3 million, $8.0 million, and $22.5 million, respectively. The aggregate intrinsic value of options outstanding was $31.4 million and $16.3 million as of May 31, 2026 and 2025, respectively.

Expense recognized in Selling, general and administrative expenses for stock options during fiscal 2026, 2025, and 2024 was $3.7 million, $3.5 million, and $3.0 million, respectively. As of May 31, 2026, we had $4.1 million of unrecognized compensation expense related to stock options that will be expensed over an average period of 1.8 years.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Restricted Stock

We provide executives and other key employees an opportunity to be awarded performance-based and time-based restricted stock. The fair value of restricted shares is the market value of our common stock on the date of grant. The performance-based awards are contingent upon the achievement of certain objectives, which generally include cumulative income, average return on capital, and relative total shareholder return over a three-year performance period. Performance-based restricted shares of 180,125, 124,200, and 81,100 were granted to executives and key employees during fiscal 2026, 2025 and 2024, respectively. Time-based restricted shares of 82,596, 78,541, and 111,018 were granted to executives and key employees during fiscal 2026, 2025, and 2024, respectively. We also award time-based restricted stock to our non-employee directors as part of their annual compensation. Time-based restricted shares of 24,178, 19,401, and 23,888 were granted to members of the Board of Directors during fiscal 2026, 2025, and 2024, respectively.

Restricted share activity during fiscal 2026 was as follows (shares in thousands):

		Weighted Average
	Number of	Fair Value
	Shares	on Grant Date
Nonvested at May 31, 2025	536	$56.47
Granted	287	68.05
Vested	(268)	44.16
Forfeited	(49)	68.93
Nonvested at May 31, 2026	506	68.31

Expense recognized in Selling, general and administrative expenses for all restricted share programs during fiscal 2026, 2025, and 2024 was $14.1 million, $16.4 million, and $12.3 million, respectively. As of May 31, 2026 we had $15.0 million of unearned compensation related to restricted shares that will be expensed over a weighted average period of 1.7 years.

Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares related to outstanding stock options.

At May 31, 2026 and 2025, respectively, outstanding options to purchase 4,000 shares of common stock and 151,000 shares of common stock were not included in the computation of diluted earnings per share, because the exercise price of these options was greater than the average market price of the common shares for the year then ended. At May 31, 2024, no stock options were determined to be anti-dilutive.

Treasury Stock

During fiscal 2026, treasury stock decreased $14.8 million reflecting the re-issuance of shares upon exercise of stock options, net of shares withheld to satisfy statutory tax obligations of $15.3 million partially offset by an increase from restricted stock activity of $0.5 million.

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

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

7. Income Taxes

Our income tax expense includes the following components:

	For the Year Ended
	May 31,
	2026	2025	2024
Current:
Federal	$37.6	$20.7	$21.0
State	11.3	3.1	4.0
Foreign	12.5	8.1	7.5
	61.4	31.9	32.5
Deferred	(3.2)	(5.5)	(20.5)
	$58.2	$26.4	$12.0

Income (Loss) before income tax expense includes the following components:

	For the Year Ended
	May 31,
	2026	2025	2024
Domestic	$184.2	$(22.5)	$14.6
Foreign	61.7	61.4	43.7
	$245.9	$38.9	$58.3

Our foreign earnings are comprised primarily of the results of our operations in Canada and Thailand.

The Company adopted ASU 2023-09, Income Taxes (Topic 740) Improvements To Income Tax Disclosures, on a prospective basis beginning with the year ended May 31, 2026. The following table presents the required disclosure to reconcile the U.S. federal statutory income tax amount and rate to our effective amount and rate for the year ended May 31, 2026 pursuant to the new ASU:

	Amount	Percent
Income tax expense at the U.S. federal statutory rate	$51.6	21.0%
State income taxes, net of federal benefit	9.6	3.9
Foreign tax effects	0.1	—
Nontaxable or nondeductible items:
Bargain purchase gain	(6.2)	(2.5)
Compensation	2.6	1.1
Other	1.9	0.8
Tax benefit from stock-based compensation	(1.4)	(0.6)
	$58.2	23.7%

State income taxes in Illinois and Florida comprise the majority (greater than 50%) of the tax effect of this category.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table presents the required disclosures prior to our adoption of new ASU and reconciles the U.S. federal statutory income tax rate of 21.0% to our effective income tax rate:

	For the Year Ended May 31,
	2025	2024
Income tax expense at the U.S. federal statutory rate	21.0%	21.0%
FCPA settlement	26.7	—
State income taxes, net of federal benefit	10.1	5.0
Non-deductible compensation	7.1	4.4
Tax benefit from stock-based compensation	(1.7)	(5.1)
Pension settlement	—	(8.6)
Other	4.7	3.9
Effective income tax rate	67.9%	20.6%

The following table presents the required disclosure to present income taxes paid (net of refunds received) for the year ended May 31, 2026 pursuant to the new ASU:

U.S. federal taxes	$23.5
State taxes	7.1
Foreign taxes:
Canada	12.1
Other foreign jurisdictions	6.9
$49.6

Income taxes paid (net of refunds received) during fiscal 2025 and 2024 was $23.7 million and $41.8 million, respectively.

Income tax payable was $8.8 million at May 31, 2026 and was included in Other accrued liabilities on the Consolidated Balance Sheet. Income tax receivable was $5.6 million at May 31, 2025 and was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Deferred tax assets and liabilities result primarily from the differences in the timing of the recognition of transactions for financial reporting and income tax purposes. Our deferred tax assets and liabilities consist of the following components:

	May 31,
	2026	2025
Deferred tax assets:
Operating lease liabilities	$26.8	$25.4
Employee and retirement benefits	10.4	8.9
Inventory	9.4	—
State net operating losses	7.3	6.4
Other	4.0	8.2
Total deferred tax assets	57.9	49.0
Valuation allowance	(1.8)	(0.1)
Total deferred tax assets net of valuation allowance	56.1	48.9
Deferred tax liabilities:
ROU operating lease assets	(34.9)	(25.8)
Intangible assets	(33.9)	(32.2)
Tangible assets	(7.5)	(5.0)
Other	(2.9)	(4.3)
Total deferred tax liabilities	(79.2)	(67.3)
Net deferred tax liabilities	$(23.1)	$(18.4)

Our net operating losses have carry forward periods that range from 5 to 20 years. Our history of operating earnings, our expectations for continued future earnings, the nature of certain of our deferred tax assets and the scheduled reversal of deferred tax liabilities, primarily related to depreciation, support the recoverability of the majority of the deferred tax assets.

Our federal income tax returns for fiscal years 2023 and subsequent are open for examination. Various states and foreign jurisdictions also remain open subject to their applicable statute of limitations.

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

During the three-month period ended August 31, 2023, we settled all future obligations under the Merged U.S. Plan. The settlement included a combination of lump-sum payments to participants who elected to receive them and the transfer of the remaining benefit obligations to a third-party insurance company under group annuity contracts. The purchase of the group annuity contracts was funded directly by assets of the Merged U.S. Plan and required no additional cash or asset contributions from us. As a result of the settlements, we recognized a non-cash, pre-tax pension settlement charge of $26.7 million ($16.1 million after-tax) related to the accelerated recognition of all unamortized net actuarial losses in Accumulated other comprehensive loss. Surplus plan assets of $7.6 million remained after the settlement. In fiscal 2026, we utilized the remaining surplus assets to fund our non-elective, discretionary contributions to the 401(k) plan.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

We also have a defined benefit pension plan covering certain employees in the Netherlands (“Netherlands Plan”). Benefit formulas are generally based on years of service and compensation. Effective January 1, 2022, the Netherlands Plan was frozen and any benefits subsequent to that date are earned by participants in a multi-employer defined contribution plan with the premiums charged to us determined by the third-party pension fund who administers the multi-employer plan. Pension expense in fiscal 2026, 2025, and 2024 for this defined contribution plan was $2.0 million, $1.4 million, and $1.3 million, respectively.

The change to our projected benefit obligation and the fair value of our plan assets for our Netherlands plan for the years ended May 31, 2026 and 2025 was as follows:

	For the Year Ended May 31,
	2026	2025
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53.8	$52.7
Service cost	0.2	0.2
Interest cost	2.0	1.9
Net actuarial gain	(3.8)	(1.1)
Benefits and administrative payments	(2.4)	(2.2)
Foreign currency translation adjustment	1.5	2.3
Projected benefit obligation at end of year	$51.3	$53.8

Change in the fair value of plan assets:
Fair value of plan assets at beginning of year	$53.6	$51.4
Actual return on plan assets	0.8	1.7
Benefits and administrative payments	(2.4)	(2.2)
Employer contributions	0.2	0.4
Foreign currency translation adjustment	1.5	2.3
Fair value of plan assets at end of year	$53.7	$53.6
Funded status at end of year	$2.4	$(0.2)
Accumulated other comprehensive loss	$4.9	$6.8
Accumulated benefit obligation	49.9	51.8

The funded status of our Netherlands plan as of May 31, 2026 and 2025 is recognized in Other non-current assets and Other liabilities, respectively, on our Consolidated Balance Sheets.

Net Periodic Benefit Cost

Pension benefit charged to the Consolidated Statements of Income for our Netherlands plan includes the following components:

	For the Year Ended May 31,
	2026	2025	2024
Service cost	$0.2	$0.2	$0.2
Interest cost	2.0	1.9	1.9
Expected return on plan assets	(2.6)	(2.5)	(2.4)
Recognized net actuarial loss	—	0.1	—
	$(0.4)	$(0.3)	$(0.3)

The non-service cost components above are classified in Other expense, net on the Consolidated Statements of Income.

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

The discount rate assumptions used in the measurement of the Netherlands projected benefit obligations were 4.30% and 3.70% at May 31, 2026 and 2025, respectively. The discount rate assumptions used to determine the Netherlands Plan net periodic pension expense were 3.70%, 3.60%, and 3.70% for fiscal 2026, 2025, and 2024, respectively. The expected long-term rate of return on Netherlands Plan assets were 4.80%, 4.80%, and 4.80% for fiscal 2026, 2025, and 2024, respectively.

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

The following table sets forth by level, within the fair value hierarchy, the Netherlands Plan assets at their fair value as of May 31, 2026:

	Level 2(1)	Level 3(2)	Total
Funds-of-funds	$42.1	$—	$42.1
Insurance annuities	—	11.6	11.6
	$42.1	$11.6	$53.7

The following table sets forth by level, within the fair value hierarchy, the Netherlands Plan assets at their fair value as of May 31, 2025:

	Level 2(1)	Level 3(2)	Total
Funds-of-funds	$42.2	$—	$42.2
Insurance annuities	—	11.4	11.4
	$42.2	$11.4	$53.6
(1)	Inputs other than quoted prices in active markets for identical assets that are directly observable for the asset or indirectly observable through corroboration with observable market data.
(2)	Unobservable inputs, such as internally developed pricing models or third party valuations for the asset due to little or no market activity for the asset.

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

Future Benefit Payments and Funding

The following table summarizes our estimated future pension payments by fiscal year:

	Fiscal Year
						2032 to
	2027	2028	2029	2030	2031	2036
Estimated future pension payments	$2.4	$2.5	$2.5	$2.6	$2.5	$13.9

For our Netherlands Plan, our policy is to fund at least the minimum amount required by the local laws and regulations. We anticipate contributing approximately $0.2 million to our pension plans during fiscal 2027.

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

Expense recognized in the Consolidated Statements of Income for our matching contributions during fiscal 2026, 2025, and 2024 was $8.3 million, $9.4 million, and $8.2 million, respectively. Expense recognized in the Consolidated Statements of Income for our non-elective, discretionary contributions during fiscal 2026, 2025, and 2024 was $3.9 million, $3.9 million, and $3.7 million, respectively.

We also maintain a non-qualified retirement plan that makes up 401(k) benefits that would otherwise be lost as a result of Internal Revenue Code limits and provides additional employer contributions for certain executives and key employees to supplement the benefits provided by the defined contribution plans. Expense recognized in the Consolidated Statements of Income for the non-qualified contributions during fiscal 2026, 2025, and 2024 was $0.4 million, $1.7 million, and $1.2 million, respectively.

9. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for each of the years in the three-year period ended May 31, 2026 were as follows (all amounts are net of tax):

	Currency
	Translation
	Adjustments	Pension Plans	Total
Balance as of June 1, 2023	$(5.7)	$(17.8)	$(23.5)
Other comprehensive loss before reclassifications	0.2	(0.3)	(0.1)
Amounts reclassified from AOCL	—	14.8	14.8
Total other comprehensive loss	0.2	14.5	14.7
Balance as of May 31, 2024	(5.5)	(3.3)	(8.8)
Other comprehensive income (loss) before reclassifications	3.1	0.3	3.4
Amounts reclassified from AOCL	—	(0.2)	(0.2)
Total other comprehensive income	3.1	0.1	3.2
Balance as of May 31, 2025	(2.4)	(3.2)	(5.6)
Other comprehensive income before reclassifications	0.3	1.4	1.7
Total other comprehensive income	0.3	1.4	1.7
Balance as of May 31, 2026	$(2.1)	$(1.8)	$(3.9)

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

10. Other Non-current Assets

At May 31, 2026 and 2025, other non-current assets consisted of the following:

	May 31,
	2026	2025
Investments in joint ventures	$49.0	$32.3
Contract assets	42.9	28.4
License fees, net	41.2	46.0
Assets under deferred compensation plan	26.1	23.4
Debt and equity investments	13.6	14.5
Other	21.1	14.8
	$193.9	$159.4

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

Our sales to the ASAS joint venture, including service fees earned by us on providing support to the ASAS joint venture, were $15.4 million, $7.4 million, and $4.9 million for fiscal 2026, 2025, and 2024, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During fiscal 2026, 2025, and 2024, we were paid $4.1 million, $2.1 million, and $1.6 million, respectively, for such services.

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

11. Leases

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

The summary of our operating lease cost is as follows:

	For the Year Ended May 31,
	2026	2025	2024
Operating lease cost	$42.4	$28.0	$23.9
Short-term lease cost	5.3	6.0	6.6
Variable lease cost	13.0	5.9	5.4
	$60.7	$39.9	$35.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

With the exception of land leases for certain airframe maintenance facilities that expire in 2122 and 2108, our operating leases expire at various dates through 2061. Maturities of our operating lease payments as of May 31, 2026 are as follows:

2027	$22.8
2028	18.9
2029	13.8
2030	10.6
2031	9.4
Thereafter	152.3
Total undiscounted payments	227.8
Less: Imputed interest	109.7
Present value of minimum lease payments	118.1
Less: Operating lease liabilities – current	(17.0)
Operating lease liabilities – non-current	$101.1

The current portion of operating lease liabilities are presented within Other accrued liabilities on our Consolidated Balance Sheets.

Our weighted-average remaining lease term and weighted-average discount rate are as follows:

	May 31,
	2026	2025
Remaining lease term	14.7 years	11.9 years
Discount rate	7.4%	6.9%

Supplemental cash flow information related to leases was as follows:

	For the Year Ended May 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$40.1	$15.9	$16.4
Operating lease liabilities arising from obtaining ROU assets	58.4	21.7	42.0

As of May 31, 2026, we have additional future payments on a lease for our new Corporate headquarters that has not yet commenced of approximately $31 million. This lease is expected to commence in late fiscal 2027 and has a lease term of approximately 15 years.

12. Commitments

We enter into purchase obligations, which arise in the ordinary course of business and represent a binding commitment to acquire inventory, including raw materials, parts and components, as well as equipment to support the operations of our business. The aggregate amount of purchase obligations due in each of the next five fiscal years is $798.8 million in 2027, $275.5 million in 2028, $71.5 million in 2029, $9.5 million in 2030 and $1.3 million in 2031.

We routinely issue letters of credit and performance bonds in the ordinary course of our business. These instruments are typically issued in conjunction with insurance contracts or other business requirements. The total of these instruments outstanding at May 31, 2026 was approximately $10.5 million.

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

We have multiple government grants that are used to support job training and workforce development costs primarily at our Airframe MRO facilities. For these grants, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $1.5 million and $0.3 million, respectively, in fiscal 2026. In fiscal 2025, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $1.9 million and $0.6 million, respectively. In fiscal 2024, we recognized contra-expense within Cost of sales and Selling, general and administrative expenses of $1.5 million and $0.2 million, respectively.

14. Divestitures

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

The LGO business was reported within our Repair, Engineering, and Software segment. The divestiture did not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

The sale closed in the fourth quarter of fiscal 2025 with net proceeds received of $48.0 million. We recognized $6.6 million of additional loss on the sale resulting from purchase price adjustments in the fourth quarter of fiscal 2025.

15. Business Segment Information

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of distribution of new parts and sales of used serviceable material, including aircraft, engine and airframe parts and components;
●	Repair, Engineering, and Software primarily consists of Airframe MRO, Component MRO, and our software platforms, including Trax, Aerostrat, Airvoyant, and Airinmar;
●	Government Solutions primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the DoW, the DoS and foreign governments and the engineering, design, integration, manufacture, and repair of pallets, shelters, and containers; and
●	Legacy Commercial Programs primarily consists of asset-heavy flight hour-based component repair programs for commercial airlines and distribution of consumables and expendables (“C&E”) inventory.

Our CODM is our Chief Executive Officer and he evaluates performance on our operating segments using operating income as the primary profitability measure. Our operating segments are aligned principally around differences in products and services and are consistent with how our CODM allocates resources, assesses performance, and makes decisions.

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

Significant expenses for each segment are as follows:

	Year Ended May 31, 2026
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$1,487.7	$1,192.9	$116.0	$(7.4)	$186.2
Repair, Engineering, and Software	1,080.8	862.8	132.7	0.7	84.6
Government Solutions	502.3	405.8	39.8	—	56.7
Legacy Commercial Programs	237.2	224.3	13.2	(0.3)	—
	$3,308.0	$2,685.8	$301.7	$(7.0)	$327.5
Corporate and other					(49.7)
					277.8
Bargain purchase gain					29.5
Gain on sale of headquarters building					9.8
Gain related to sale and exit of business					1.4
Other expense, net					(2.1)
Interest expense					(72.1)
Interest income					1.6
Income before income taxes					$245.9

	Year Ended May 31, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$1,099.6	$868.8	$76.2	$(2.2)	$156.8
Repair, Engineering, and Software	931.0	724.9	124.8	(2.7)	84.0
Government Solutions	495.4	424.1	36.2	—	35.1
Legacy Commercial Programs	254.5	232.5	13.2	0.2	8.6
	$2,780.5	$2,250.3	$250.4	$(4.7)	$284.5
Corporate and other					(99.3)
					185.2
Losses related to sale and exit of businesses					(72.4)
Other expense, net					(0.3)
Interest expense					(75.4)
Interest income					1.8
Income before income taxes					$38.9

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	Year Ended May 31, 2024
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$967.0	$758.4	$98.3	$0.5	$109.8
Repair, Engineering, and Software	681.3	534.7	99.1	(0.4)	47.9
Government Solutions	451.7	386.9	40.6	(0.6)	24.8
Legacy Commercial Programs	218.9	196.8	15.0	(0.1)	7.2
	$2,318.9	$1,876.8	$253.0	$(0.6)	$189.7
Corporate and other					(60.5)
					129.2
Pension settlement charge					(26.7)
Gain related to sale and exit of businesses, net					(2.8)
Other expense, net					(0.4)
Interest expense					(43.2)
Interest income					2.2
Income before income taxes					$58.3

Selected financial information for each segment is as follows:

	For the Year Ended May 31, 2026
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$1,487.7	$32.6	$1,520.3
Repair, Engineering, and Software	1,080.8	72.7	1,153.5
Government Solutions	502.3	4.2	506.5
Legacy Commercial Programs	237.2	3.7	240.9
	$3,308.0	$113.2	$3,421.2

	For the Year Ended May 31, 2025
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$1,099.6	$19.8	$1,119.4
Repair, Engineering, and Software	931.0	90.2	1,021.2
Government Solutions	495.4	1.3	496.7
Legacy Commercial Programs	254.5	0.5	255.0
	$2,780.5	$111.8	$2,892.3

	For the Year Ended May 31, 2024
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$967.0	$8.6	$975.6
Repair, Engineering, and Software	681.3	87.7	769.0
Government Solutions	451.7	0.9	452.6
Legacy Commercial Programs	218.9	—	218.9
	$2,318.9	$97.2	$2,416.1

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	May 31,
	2026	2025
Total assets:
Parts Supply	$1,099.9	$818.8
Repair, Engineering, and Software	1,598.2	1,328.0
Government Solutions	282.8	253.2
Legacy Commercial Programs	250.2	273.8
Corporate and other	124.8	170.8
	$3,355.9	$2,844.6

	For the Year Ended May 31,
	2026	2025	2024
Capital expenditures:
Parts Supply	$0.9	$0.2	$0.8
Repair, Engineering, and Software	25.6	23.9	14.2
Government Solutions	7.5	8.7	11.0
Legacy Commercial Programs	—	0.1	0.4
Corporate and other	2.6	1.8	3.3
	$36.6	$34.7	$29.7

	For the Year Ended May 31,
	2026	2025	2024
Depreciation and amortization:[1]
Parts Supply	$24.0	$9.7	$8.4
Repair, Engineering, and Software	35.7	32.5	17.3
Government Solutions	7.1	6.4	3.8
Legacy Commercial Programs	7.2	7.5	10.0
Corporate	15.9	19.0	16.0
	$89.9	$75.1	$55.5
1	Includes amortization of stock-based compensation.

	For the Year Ended May 31,
	2026	2025	2024
Earnings (Loss) from joint ventures:
Parts Supply	$7.3	$2.0	$(0.5)
Repair, Engineering, and Software	(0.1)	3.4	0.3
	$7.2	$5.4	$(0.2)

	May 31,
	2026	2025
Investments in joint ventures:
Parts Supply	$15.8	$8.4
Repair, Engineering, and Software	33.2	23.9
	$49.0	$32.3

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The DoW, DoS, other U.S. government agencies and their contractors are our only customers representing 10% or more of total sales in any of the last three fiscal years. Sales by segment for these customers are as follows:

	For the Year Ended May 31,
	2026	2025	2024
Parts Supply	$253.3	$143.3	$99.3
Repair, Engineering, and Software	79.5	82.2	62.0
Government Solutions	455.0	462.1	414.8
	$787.8	$687.6	$576.1
Percentage of total sales	23.8%	24.7%	24.8%

Sales across the major customer markets for each of our operating segments were as follows:

	For the Year Ended May 31,
	2026	2025	2024
Parts Supply:
Commercial	$1,153.4	$879.2	$800.6
Government and defense	334.3	220.4	166.4
	$1,487.7	$1,099.6	$967.0
Repair, Engineering, and Software:
Commercial	$990.2	$838.4	$612.3
Government and defense	90.6	92.6	69.0
	$1,080.8	$931.0	$681.3
Government Solutions:
Commercial	$3.3	$4.0	$6.1
Government and defense	499.0	491.4	445.6
	$502.3	$495.4	$451.7
Legacy Commercial Programs:
Commercial	$237.2	$254.5	$218.9

Sales by type of product/service for each of our operating segments were as follows:

	For the Year Ended May 31,
	2026	2025	2024
Government Solutions:
Government programs	$409.2	$394.7	$381.8
Mobility Systems	93.1	100.7	69.9
	$502.3	$495.4	$451.7

Legacy Commercial Programs:
Component repair programs	$210.4	$225.1	$185.1
Distribution of C&E inventory	26.8	29.4	33.8
	$237.2	$254.5	$218.9

For our Parts Supply and Repair, Engineering, and Software segments, each of those segments is comprised of similar products and services within the individual segment.

AAR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Geographic Data

Sales by geographic region for the fiscal years ended May 31, 2026, 2025, and 2024 were as follows:

	For the Year Ended May 31,
	2026	2025	2024
Parts Supply:
North America	$840.6	$631.6	$532.1
Europe/Africa	331.4	263.2	252.9
Asia	250.4	166.1	146.4
Other	65.3	38.7	35.6
	$1,487.7	$1,099.6	$967.0
Repair, Engineering, and Software:
North America	$881.1	$735.9	$589.1
Europe/Africa	99.7	100.1	55.0
Asia	94.4	86.8	31.1
Other	5.6	8.2	6.1
	$1,080.8	$931.0	$681.3
Government Solutions:
North America	$499.9	$493.1	$440.1
Europe/Africa	2.1	2.1	11.3
Asia	0.3	0.2	0.3
	$502.3	$495.4	$451.7
Legacy Commercial Programs:
North America	$140.6	$167.6	$147.4
Europe	73.4	66.4	53.4
Asia	23.2	20.5	18.1
	$237.2	$254.5	$218.9

	May 31,
	2026	2025
Long-lived assets:
United States	$1,370.3	$1,110.8
Europe	96.7	93.8
Other	146.8	129.4
	$1,613.8	$1,334.0

Sales to unaffiliated customers in foreign countries (including sales through foreign sales offices of domestic subsidiaries) were $1,135.4 million (34.3% of sales), $951.7 million (34.2% of sales), and $770.0 million (33.2% of sales) in fiscal 2026, 2025, and 2024, respectively.

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

Russian Bankruptcy Litigation

During calendar years 2016 and 2017, certain subsidiaries of the Company purchased four engines from VIM-AVIA Airlines, LLC (“VIM-AVIA”), a company organized in Russia. Subsequent to the purchase of the engines, VIM-AVIA declared bankruptcy in Russian courts, and in November 2019, the receiver of the VIM-AVIA bankruptcy estate (“Receiver”) and one of the major creditors of VIM-AVIA filed a clawback action in the Arbitration Court of the Russian Republic of Tartarstan (the “Russian Trial Court”) against our subsidiaries alleging that the contracts entered into with VIM-AVIA in the 2016-2017 timeframe are invalid. The clawback action alleged that our subsidiaries owe the VIM-AVIA bankruptcy estate approximately $13 million, the alleged fair market value of the four engines at the time of sale.

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

Ultimately, on October 11, 2024, the Russian Court of Cassation issued a ruling that effectively affirmed (i) the $1.8 million judgment against the Company relating to one of the four engines, and (ii) the dismissal of the Receiver’s clawback claims relating to the remaining three engines. On February 10, 2025, the Russian Supreme Court denied both the Company’s request and the Receiver’s request for review of the October 11, 2024 ruling. The $1.8 million judgment against the Company is final and not subject to further review in the Russian courts. The Receiver’s claims against the Company in the VIM / AVIA bankruptcy litigation have therefore been concluded and $11.2 million liability was reversed in the third quarter of fiscal 2025.

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

In June 2026, the Receiver sold the $1.8 million judgment and related interest to two Russian nationals. As such, the purchasers, rather than the Receiver, may attempt to enforce the judgments against the Company. Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions. As of May 31, 2026, our Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $2.1 million classified as long-term in Other liabilities.

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

In the fourth quarter of fiscal 2026, we were awarded $1.5 million for reimbursement of a portion of our legal fees incurred in connection with the Buyer’s bankruptcy proceedings. We expect the Bankruptcy Court to release the funds to us before the end of calendar 2026.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of May 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2026, ensuring that information required to be disclosed in the reports that are filed under the Act is recorded, processed, summarized and reported in a timely manner.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of May 31, 2026 based on the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquired businesses from management’s report on internal control over financial reporting for the first year subsequent to acquisition. Accordingly, in making its assessment of internal control over financial reporting as of May 31, 2026, management excluded the internal control activities of American Distributors Holding Co., LLC, HAECO Americas, Aircraft Reconfig Technologies and Aerostrat Corp. (see Note 2 of Notes to Consolidated Financial Statements) which constituted approximately 7.6% of total sales and 11.8% of total assets as of and for the year ended May 31, 2026.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of May 31, 2026.

KPMG LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. That report appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
AAR CORP.:

Opinion on Internal Control Over Financial Reporting

We have audited AAR CORP. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and May 31, 2025, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended May 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated July 21, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired American Distributors Holding Co., LLC, HAECO Americas, Aircraft Reconfig Technologies and Aerostrat Corp. during fiscal 2026, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026, American Distributors Holding Co., LLC, HAECO Americas, Aircraft Reconfig Technologies and Aerostrat Corp.’s internal control over financial reporting associated with 11.8% of total assets and 7.6% of total revenues included in the consolidated financial statements of the Company as of and for the year ended May 31, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of American Distributors Holding Co., LLC, HAECO Americas, Aircraft Reconfig Technologies and Aerostrat Corp.

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

/s/ KPMG LLP

Chicago, Illinois
July 21, 2026

ITEM 9B.OTHER INFORMATION

During the three months ended May 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Directors of the Company and nominees for election of the Board is incorporated by reference to the information contained under the caption “Information about Our Director Nominees and Our Continuing Directors” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

The information required by this item regarding the Executive Officers of the Company appears under the caption “Information about our Executive Officers” in Part I, Item 1 above.

The information required by this item regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and the status of one or more members of the Audit Committee being an “audit committee financial expert” is incorporated by reference to the information contained under the caption “The Board’s Role and Responsibilities – Role and Responsibilities of the Board Committees” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

The information required by this item regarding our Code of Conduct applicable to our directors, officers and employees is incorporated by reference to the information contained under the caption “Board Practices and Policies – Code of Conduct” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

The information required by this item regarding our insider trading policy and procedures is incorporated by reference to the information contained under the caption “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors. The information regarding these procedures is incorporated by reference to the information contained under the caption “Director Nominations and Qualifications” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Director Compensation” of our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained under the caption “Stock Ownership Information” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

The information required by this item regarding equity compensation plan information is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “Director Independence” and “Board Practices and Policies – Related Person Transaction Policy” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this Annual Report on Form 10-K.

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

		4.4

Indenture providing for Issuance of Debt Securities between AAR CORP. as Issuer and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010)

	Index		Exhibits

4.5

Indenture providing for Issuance of Subordinated Debt Securities between AAR CORP. as Issuer and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee dated as of December 1, 2010 (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010)

4.6

Base Indenture, dated as of March 1, 2024, by and between the Escrow Issuer and the Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

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

		10.5*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2008)

Index		Exhibits

10.6*

AAR CORP. 2013 Stock Plan, as amended and restated effective July 13, 2020 (reflecting amendments since July 13, 2020) (incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed on August 8, 2023)

10.7*

Third Amendment to the AAR CORP. 2013 Stock Plan (as amended and restated effective July 13, 2020) dated March 19, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

	10.8*	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020)

10.9*

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

10.11

Revolver Amendment, dated as of March 1, 2024, by and among the Company, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2024)

10.12

Amendment No. 2 to Credit Agreement, dated as of February 27, 2025, by and among AAR CORP., as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025)

10.13

Purchase Agreement dated February 23, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2018)

10.14

First Amendment to Purchase Agreement dated as of May 22, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 25, 2018)

10.15

Second Amendment to Purchase Agreement dated as of October 25, 2018 by and among AAR CORP., as seller representative and servicer, the sellers time to time party thereto, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020)

Index		Exhibits

10.16

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

10.18

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

10.22*

Form of AAR CORP. Fiscal 2024 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

	10.23*	Form of AAR CORP. Fiscal 2024 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

10.24*

Form of AAR CORP. Fiscal 2024 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2023)

10.25*

Form of AAR CORP. Fiscal 2025 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

	10.26*	Form of AAR CORP. Fiscal 2025 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

	Index		Exhibits

		10.27*

Form of AAR CORP. Fiscal 2025 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2024)

		10.28*

Supplemental Guaranty, dated as of September 10, 2024, by AAR Allen Services, Inc., as guarantor, to Wells Fargo Bank, N.A., as administrative agent and contractual representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024)

		10.29*	Form of Fiscal 2026 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025)

		10.30*	Form of AAR CORP. Fiscal 2026 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025)

		10.31*

Form of AAR CORP. Fiscal 2026 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025)

		10.32*	Form of AAR CORP. Fiscal 2026 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025)

		10.33*

Form of AAR CORP. Fiscal 2026 Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2025)

		10.34*	Form of Fiscal 2027 Director Restricted Stock Agreement (filed herewith)

19.	Insider Trading Policies and Procedures	19.1	AAR CORP. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

21.	Subsidiaries of the Registrant	21.1	Subsidiaries of AAR CORP. (filed herewith)

23.	Consents of experts and counsel	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.	Rule 13a-14(a)/15d-14(a) Certifications	31.1	Section 302 Certification dated July 21, 2026 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (filed herewith)

		31.2	Section 302 Certification dated July 21, 2026 of Dylan Z. Wolin, Senior Vice President and Chief Financial Officer of Registrant (filed herewith)

32.	Section 1350 Certifications	32.1	Section 906 Certification dated July 21, 2026 of John M. Holmes, Chairman, President and Chief Executive Officer of Registrant (furnished herewith)

		32.2	Section 906 Certification dated July 21, 2026 of Dylan Z. Wolin, Senior Vice President and Chief Financial Officer of Registrant (furnished herewith)

	Index		Exhibits

97	Policy Relating to Recovery of Erroneously Awarded Compensation	97.1	AAR CORP. Compensation Recoupment Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024)

101.	Interactive Data File	101

The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 31, 2026 and 2025, (ii) Consolidated Statements of Income for the fiscal years ended May 31, 2026, 2025, and 2024, (iii) Consolidated Statements of Comprehensive Income for fiscal years ended May 31, 2026, 2025, and 2024, (iv) Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2026, 2025, and 2024, (v) Consolidated Statement of Changes in Equity for the three years ended May 31, 2026 and (vi) Notes to Consolidated Financial Statements.**

104.	Cover Page Interactive Data File	104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+ Excludes certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the SEC upon request.

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

AAR CORP.
(Registrant)

Date: July 21, 2026	BY:	/s/ JOHN M. HOLMES
John M. Holmes
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
July 21, 2026
/s/ JOHN M. HOLMES	Chairman, President and Chief Executive Officer
John M. Holmes	(Principal Executive Officer)

/s/ DYLAN Z. WOLIN	Senior Vice President and Chief Financial Officer
Dylan Z. Wolin	(Principal Financial Officer)

/s/ ERIC S. PACHAPA	Vice President, Controller and Chief Accounting
Eric S. Pachapa	Officer (Principal Accounting Officer)

/s/ MICHAEL R. BOYCE	Director
Michael R. Boyce

/s/ JOHN W. DIETRICH	Director
John W. Dietrich

/s/ JEFFREY N. EDWARDS	Director
Jeffrey N. Edwards

/s/ ROBERT F. LEDUC	Director
Robert F. Leduc

/s/ ELLEN M. LORD	Director
Ellen M. Lord

/s/ DUNCAN J. MCNABB	Director
Duncan J. McNabb

/s/ BILLY J. NOLEN	Director
Billy J. Nolen

/s/ PETER PACE	Director
Peter Pace

/s/ JENNIFER L. VOGEL	Director
Jennifer L. Vogel

/s/ MARC J. WALFISH	Director
Marc J. Walfish

/s/ HEMA WIDHANI	Director
Hema Widhani