Form 10-Q
period 2026-08-31
AAR CORP
filed 2026-09-29
CIK 1750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2026

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

As of August 31, 2026, there were 40,194,211 shares of the registrant’s Common Stock, $1.00 par value per share, outstanding.

AAR CORP. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2026 and May 31, 2026

(In millions, except share data)

ASSETS

	August 31,	May 31,
	2026	2026
	(Unaudited)
Current assets:
Cash and cash equivalents	$104.5	$84.0
Restricted cash	8.6	23.8
Accounts receivable, less allowances of $14.3 and $14.2, respectively	436.4	386.8
Contract assets	147.3	148.4
Inventories	1,008.9	979.0
Prepaid expenses and other current assets	134.1	120.1
Total current assets	1,839.8	1,742.1

Property, plant, and equipment, net of accumulated depreciation of $247.8 and $242.2, respectively	172.3	166.9

Other assets:
Goodwill	564.8	580.3
Intangible assets, net of accumulated amortization of $61.4 and $53.7, respectively	287.9	281.6
Operating lease right-of-use assets, net	205.3	210.8
Rotable assets, net	150.4	180.3
Other non-current assets	206.4	193.9
	1,414.8	1,446.9
	$3,426.9	$3,355.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Balance Sheets

As of August 31, 2026 and May 31, 2026

(In millions, except share data)

LIABILITIES AND EQUITY

	August 31,	May 31,
	2026	2026
	(Unaudited)
Current liabilities:
Accounts payable	$337.9	$295.6
Deferred revenue	40.8	50.3
Accrued liabilities	272.0	267.3
Total current liabilities	650.7	613.2

Long-term debt	879.6	893.9
Operating lease liabilities	98.8	101.1
Deferred tax liabilities	22.5	23.1
Other liabilities	32.9	20.8
	1,033.8	1,038.9

Equity:
Preferred stock, $1.00 par value, authorized 250,000 shares; none issued	—	––
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 48,750,786 shares at cost	48.8	48.8
Capital surplus	785.6	789.7
Retained earnings	1,197.2	1,157.1
Treasury stock, 8,556,575 and 8,871,272 shares at cost, respectively	(286.0)	(287.9)
Accumulated other comprehensive loss	(3.2)	(3.9)
Total equity	1,742.4	1,703.8
	$3,426.9	$3,355.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Income

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

(In millions, except share data)

	Three Months Ended
	August 31,
	2026	2025
Sales:
Sales from products	$603.7	$487.8
Sales from services	314.3	251.8
	918.0	739.6
Cost of sales:
Cost of products	486.0	400.7
Cost of services	255.7	205.2
	741.7	605.9
Gross profit	176.3	133.7
Selling, general, and administrative	107.0	71.8
Earnings from joint ventures	2.8	3.0
Operating income	72.1	64.9
Gains related to sale and exit of businesses, net	—	0.7
Other expense, net	(0.5)	(0.1)
Interest expense	(16.6)	(18.8)
Interest income	0.4	0.3
Income before income taxes	55.4	47.0
Income tax expense	15.3	12.6
Net income	$40.1	$34.4

Earnings per share – basic	$1.01	$0.96
Earnings per share – diluted	$1.00	$0.95

Share data used for earnings per share:
Weighted average shares outstanding – basic	39.6	35.7
Weighted average shares outstanding – diluted	39.9	35.9

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2026	2025
Net income	$40.1	$34.4
Other comprehensive income, net of tax:
Currency translation adjustments	0.7	0.4
Other comprehensive income, net of tax	0.7	0.4
Comprehensive income	$40.8	$34.8

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended
	August 31,
	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$40.1	$34.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18.8	13.8
Amortization of financing costs	0.8	0.7
Stock-based compensation expense	7.8	5.3
Earnings from joint ventures	(2.8)	(3.0)
Gain related to sale and exit of business	—	(1.0)
Changes in certain assets and liabilities:
Accounts receivable	(50.5)	(8.5)
Contract assets	13.3	(6.4)
Inventories	(41.1)	(51.8)
Prepaid expenses and other current assets	(15.4)	3.5
Rotable assets	27.5	(3.5)
Accounts payable	42.1	10.0
Accrued and other liabilities	(1.3)	(26.7)
Other	16.5	(11.7)
Net cash provided by (used in) operating activities	55.8	(44.9)
Cash flows used in investing activities:
Property, plant, and equipment expenditures	(11.8)	(8.7)
Acquisitions, net of cash acquired	(6.2)	(11.9)
Hangar expansion activity, net	(0.5)	(4.2)
Investment	(7.5)	—
Other	0.4	1.0
Net cash used in investing activities	(25.6)	(23.8)
Cash flows provided by (used in) financing activities:
Short-term borrowings (repayments), net	(15.0)	(97.0)
Proceeds from long-term borrowings	—	153.0
Financing costs	—	(2.5)
Stock compensation activity	(9.9)	(2.4)
Net cash provided by (used in) financing activities	(24.9)	51.1
Increase (Decrease) in cash, cash equivalents, and restricted cash	5.3	(17.6)
Cash, cash equivalents, and restricted cash at beginning of period	107.8	109.2
Cash, cash equivalents, and restricted cash at end of period	$113.1	$91.6

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended August 31, 2026 and 2025

(Unaudited)

(In millions)

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2026	$48.8	$789.7	$1,157.1	$(287.9)	$(3.9)	$1,703.8
Net income	—	—	40.1	—	—	40.1
Stock option activity	—	1.2	—	0.4	—	1.6
Restricted stock activity	—	(5.3)	—	1.5	—	(3.8)
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Balance, August 31, 2026	$48.8	$785.6	$1,197.2	$(286.0)	$(3.2)	$1,742.4

					Accumulated
					Other
	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Surplus	Earnings	Stock	Loss	Total Equity
Balance, May 31, 2025	$45.3	$505.2	$969.4	$(302.7)	$(5.6)	$1,211.6
Net income	—	—	34.4	—	—	34.4
Stock option activity	—	2.5	—	4.2	—	6.7
Restricted stock activity	—	(4.2)	—	0.4	—	(3.8)
Other comprehensive income, net of tax	—	—	—	—	0.4	0.4
Balance, August 31, 2025	$45.3	$503.5	$1,003.8	$(298.1)	$(5.2)	$1,249.3

The accompanying Notes to Condensed Consolidated Financial

Statements are an integral part of these statements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

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

We have prepared these statements without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of May 31, 2026 has been derived from audited financial statements. To prepare the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and note disclosures, normally included in comprehensive financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Condensed Consolidated Financial Statements of AAR CORP. and its subsidiaries as of August 31, 2026 and for the three-month periods ended August 31, 2026 and 2025. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the prior year presentation to conform to the fiscal 2027 presentation.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This ASU includes new disclosure requirements about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses that are included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the ASU can be applied on a prospective or retrospective basis. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

2. Acquisitions

Acquisition of Aircraft Reconfig Technologies

On April 24, 2026, we acquired the outstanding shares of Aircraft Reconfig Technologies (“ART”), a leading aircraft interiors engineering company for $36.3 million including post-closing adjustments for cash, working capital, and indebtedness.

We accounted for the acquisition using the acquisition method and included the results of ART’s operations in our consolidated financial statements from the effective date of the acquisition. ART’s results are reported within our Repair, Engineering, and Software segment. The base purchase price of $36.0 million was paid at closing and post-closing adjustments of $0.3 million were resolved and paid in the three-month period ended August 31, 2026. Transaction costs associated with the acquisition of $1.1 million were expensed as incurred during fiscal 2026.

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to working capital, intangible assets, property and equipment, leases, and indemnification assets.

The final determination of the fair values will be completed within the one-year measurement period. The preliminary fair value of assets acquired and liabilities assumed is as follows:

Accounts receivable	$2.1
Inventory	17.5
Intangible assets	14.0
Other assets	0.2
Accounts payable and other liabilities	(12.9)
Net assets acquired	20.9
Goodwill	15.4
Purchase price, net of cash acquired	$36.3

Acquired amortizable intangible assets include customer relationships of $7.0 million, developed technology of $3.9 million, and backlog of $3.1 million, which are being amortized over 9.5 years, 6 years, and 3 years, respectively. The goodwill associated with the ART acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary product lines, cross-selling opportunities, operational efficiencies, and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

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

The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those primarily related to working capital.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

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

As part of our integration activities, we are consolidating our facility footprint, which includes closing our Indianapolis, Indiana airframe maintenance facility and relocating the majority of those operations to the Greensboro, North Carolina facility. Expenses incurred for integration activities during the three-month period ended August 31, 2026 were $3.5 million.

Acquisition of ADI

On September 25, 2025, we acquired the outstanding shares of American Distributors Holding Co., LLC (“ADI”), including ADI American Distributors, LLC and other of ADI’s subsidiaries, for a purchase price of $137.1 million. The post-closing adjustments for cash, working capital and indebtedness were resolved in the third quarter of fiscal 2026 resulting in a $0.6 million reduction in the purchase price.

ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry. The initial purchase price was paid at closing except for $4.5 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. During the three-month period ended February 28, 2026, the post-closing adjustments were finalized resulting in the release of $1.0 million from the escrow. During the three-month period ended August 31, 2026, an additional $1.4 million was released from the escrow.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Accounts receivable	$13.1
Contract assets	7.9
Inventory	55.5
Intangible assets	75.8
Other assets	5.4
Accounts payable and other liabilities	(28.6)
Net assets acquired	129.1
Goodwill	8.0
Purchase price, net of cash acquired	$137.1

Acquired amortizable intangible assets include customer relationships of $43.3 million and backlog of $16.4 million, which are being amortized over 12.5 years and 3 years, respectively. We also recognized indefinite-lived trademarks of $16.1 million. The goodwill associated with the ADI acquisition is deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary product lines, cross-selling opportunities, operational efficiencies, and intangible assets that do not qualify for separate recognition, such as their assembled workforce. Expenses incurred for integration activities during the three-month period ended August 31, 2026 were $0.2 million.

Acquisition of Aerostrat

On August 11, 2025, we acquired the outstanding shares of Aerostrat Corp. (“Aerostrat”) for a purchase price of $15.0 million plus contingent consideration of up to $5.0 million. Aerostrat is a leading long-range maintenance planning software provider used by airlines, MRO facilities, and cargo companies to automate complex scheduling, ensure production capacity, and simplify aircraft allocation.

The purchase price was paid at closing except for $3.1 million, which was placed on deposit with an escrow agent to secure potential indemnification obligations and fund post-closing adjustments for working capital and indebtedness. During the three-month period ended August 31, 2026, the post-closing adjustments were finalized resulting in the release of $1.5 million from the escrow.

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

The final fair value of assets acquired and liabilities assumed is as follows:

Current assets	$0.6
Intangible assets	10.3
Deferred revenue	(0.6)
Net deferred tax liabilities	(2.0)
Net assets acquired	8.3
Goodwill	10.7
Purchase price, net of cash acquired	$19.0

Acquired amortizable intangible assets include customer relationships of $4.7 million and developed technology of $4.9 million, which are being amortized over 10 years and 20 years, respectively. Intangible assets also include tradenames of $0.7 million, which are indefinite-lived. The goodwill associated with the Aerostrat acquisition is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies including complementary products and services, cross-selling opportunities and intangible assets that do not qualify for separate recognition, such as their assembled workforce.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Acquisition of Triumph Group’s Product Support Business

On March 1, 2024, we completed the acquisition of Triumph Group, Inc.’s Product Support business (“Product Support”) for a purchase price of $720.0 million. Product Support is a leading global provider of specialized MRO capabilities for critical aircraft components in the commercial and defense markets, providing MRO services for structural components, engine and airframe accessories, interior refurbishment and wheels and brakes. Product Support also designs proprietary designated engineering representative repairs and parts manufacturer approval parts.

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

Expenses recognized for integration activities, including facility closure costs, product line exits, severance, retention, and other related costs, were $1.0 million during the three-month period ended August 31, 2025. The integration was completed in fiscal 2026.

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

The contingent consideration is based on an adjusted cumulative revenue target across calendar years 2023 and 2024. The adjusted cumulative revenue target is based on revenue recognized under U.S. GAAP adjusted for certain events related to deferred revenue, customer commitments, and other adjustments. The contingent consideration is treated as compensation expense within Selling, general, and administrative expenses. During the three-month period ended August 31, 2026, we recognized $4.9 million of compensation expense related to the contingent consideration. As of August 31, 2026, we have a contingent consideration liability of $13.0 million, which was classified as Accrued liabilities on our Condensed Consolidated Balance Sheet.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

3. Revenue Recognition

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.

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

August 31, 2026

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

We have elected to use certain practical expedients permitted under Accounting Standards Codification (“ASC”) 606. Shipping and handling fees and costs incurred associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales on our Condensed Consolidated Statements of Income, and are not considered a performance obligation to our customers. Our reported Sales on our Condensed Consolidated Statements of Income include sales and related non-income taxes. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

For the three-month period ended August 31, 2026, we recognized unfavorable cumulative catch-up adjustments of $(3.4) million. For the three-month period ended August 31, 2025, we recognized no cumulative catch-up adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

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

Net contract assets and liabilities are as follows:

	August 31,	May 31,
	2026	2026	Change
Contract assets – current	$147.3	$148.4	$(1.1)
Contract assets – non-current	45.7	42.9	2.8
Contract liabilities:
Deferred revenue – current	(40.8)	(50.3)	9.5
Deferred revenue on long-term contracts	(20.2)	(6.9)	(13.3)
Net contract assets	$132.0	$134.1	$(2.1)

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

Changes in our deferred revenue were as follows for the three-month periods ended August 31, 2026 and 2025:

	Three Months Ended
	August 31,
	2026	2025
Deferred revenue at beginning of period	$(57.2)	$(46.7)
Revenue deferred	(162.3)	(87.0)
Revenue recognized	160.9	93.7
Other (1)	(2.4)	(0.7)
Deferred revenue at end of period	$(61.0)	$(40.7)
(1)Other includes cumulative catch-up adjustments, foreign currency translation, acquisitions, and other adjustments.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

As of August 31, 2026, we had approximately $866 million of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity contracts. We expect that approximately 70% of this backlog will be recognized as revenue over the next 12 months, an additional 15% of the firm backlog over the following 12 months, and the balance thereafter. The amount of remaining performance obligations that are expected to be recognized as revenue beyond 12 months primarily relates to our long-term programs where we provide component inventory management, supply chain logistics programs, and/or repair services.

Disaggregation of Revenue

Third-party sales across the major customer markets for each of our operating segments for the three-month periods ended August 31, 2026 and 2025 were as follows:

	Three Months Ended
	August 31,
	2026	2025
Parts Supply:
Commercial	$325.4	$254.5
Government and defense	89.4	63.3
	$414.8	$317.8

Repair, Engineering, and Software:
Commercial	$277.5	$206.6
Government and defense	20.0	19.8
	$297.5	$226.4

All sales within the Legacy Commercial Programs operating segment are to commercial customers, and there are no significant sales to commercial customers in the Government Solutions operating segment.

Consolidated sales by geographic region for the three-month periods ended August 31, 2026 and 2025 were as follows:

	Three Months Ended
	August 31,
	2026	2025
U.S./Canada	$613.3	$519.1
Europe/Africa	189.6	99.7
Asia/South Pacific	102.8	89.7
Other	12.3	31.1
	$918.0	$739.6

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

4. Restricted Cash

Restricted cash represents cash on hand that is legally restricted as to withdrawal or usage. As of August 31, 2026, restricted cash includes $5.7 million on deposit with escrow agents related to our recent acquisitions and $2.9 million required to be set aside by a contractual agreement to provide servicing related to receivable securitization arrangements.

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

5. Accounts Receivable

Financial instruments that potentially subject us to concentrations of market or credit risk consist principally of trade receivables. While our trade receivables are diverse and represent a number of entities and geographic regions, the majority are with the U.S. government and its contractors and entities in the aviation industry. The composition of our accounts receivable is as follows:

	August 31,	May 31,
	2026	2026
U.S. Government contracts:
Trade receivables	$36.3	$32.5
Unbilled receivables	11.7	8.8
	48.0	41.3
All other customers:
Trade receivables	366.4	318.5
Unbilled receivables	22.0	27.0
	388.4	345.5
	$436.4	$386.8

6. Equity

Stock-Based Compensation

In July 2026, as part of our annual long-term stock incentive compensation, we granted 217,562 shares of performance-based restricted stock and 91,749 shares of time-based restricted stock to eligible employees. The grant date fair value per share for these shares was $129.47 (the closing price per share of our common stock on the grant date). We also granted 15,004 shares of time-based restricted stock to members of the Board of Directors with a grant date fair value per share of $109.99 (the closing price per share of our common stock on the grant date). No stock options were granted in fiscal 2027.

In July 2026, we granted 161,500 shares of restricted stock to our Chairman, President, and Chief Executive Officer which is tied to our stock price performance. The restricted stock grant vests on July 31, 2031 with the number of shares ultimately vesting based on our stock price meeting or exceeding certain stock price hurdle thresholds on or prior to July 31, 2031 which include stock prices of $175 (one-third of the shares will vest), $200 (an additional one-third of the shares will vest), and $250 (the remaining one-third of the shares will vest). The fair value of the grant was estimated at $15.0 million using a Monte Carlo simulation model for the market-based grant.

Expense charged to operations for restricted stock during each of the three-month periods ended August 31, 2026 and 2025 was $7.1 million and $4.2 million, respectively.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2026 and 2025 was $1.1 million and $4.6 million, respectively. Expense charged to operations for stock options during the three-month periods ended August 31, 2026 and 2025 was $0.7 million and $1.1 million, respectively.

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

At August 31, 2026, no stock options were determined to be anti-dilutive. The potential dilutive effect of 64,000 shares relating to stock options was excluded from the computation of weighted average common shares outstanding – diluted for the three-month period ended August 31, 2025. These shares would have been anti-dilutive because the exercise price of these options was greater than the average market price of the common shares for the period.

7. Inventories

The summary of inventories is as follows:

	August 31,	May 31,
	2026	2026
Aircraft and engine parts, components and finished goods	$749.6	$737.2
Raw materials and parts	197.7	185.7
Work-in-process	61.6	56.1
	$1,008.9	$979.0

8. Supplemental Cash Flow Information

	Three Months Ended
	August 31,
	2026	2025
Interest paid	$4.4	$8.5
Income taxes paid	2.5	5.6
Income tax refunds received	0.3	—
Operating lease liabilities arising from obtaining or re-measuring ROU assets	0.2	1.6

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheets. At August 31, 2026, we have utilized $22.1 million, which reduced the availability under the Purchase Agreement to $127.9 million.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

During the three-month periods ended August 31, 2026 and 2025, we sold $61.1 million and $49.2 million, respectively, of receivables under the Purchase Agreement and remitted $61.8 million and $46.2 million, respectively, to the Purchaser on their behalf. As of August 31, 2026 and May 31, 2026, we had collected cash of $2.9 million and $11.8 million, respectively, which was not yet remitted to the Purchaser as of those dates and was classified as Restricted cash on our Condensed Consolidated Balance Sheets.

We recognize discounts on the sale of our receivables and other fees related to the Purchase Agreement in Other expense, net on our Condensed Consolidated Statements of Income. We incurred discounts on the sale of our receivables of $0.2 million and $0.2 million during the three-month periods ended August 31, 2026 and 2025, respectively.

10. Financing Arrangements

A summary of the carrying amount of our debt is as follows:

	August 31,	May 31,
	2026	2026
Senior Notes	$700.0	$700.0
Amended Revolving Credit Facility with interest payable monthly	185.0	200.0
Debt premium, net	2.1	2.3
Debt issuance costs, net	(7.5)	(8.4)
Long-term debt	$879.6	$893.9

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

Borrowings outstanding under the Amended Revolving Credit Facility at August 31, 2026 were $185.0 million and there were $7.7 million of outstanding letters of credit, which reduced the availability of this facility to $632.3 million.

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

August 31, 2026

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

Debt issuance costs of $2.5 million were incurred in connection with the Additional Notes which were issued at an original issuance premium 102% of their principal amount, or $3.0 million. The premium and debt issuance costs are amortized and recognized as interest expense using the effective interest rate method, or, when the results are not materially different, on a straight-line basis over the expected term of the related debt. The premium and debt issuance costs are classified within Long-term debt on our Condensed Consolidated Balance Sheet and are amortized into interest expense over the contractual term of the Notes.

At August 31, 2026, our variable and fixed rate debt had fair values that approximated their carrying values and were classified as Level 3 in the fair value hierarchy as their fair values are determined based upon one or more significant unobservable inputs.

At August 31, 2026, we were in compliance with the financial and other covenants in our financing agreements.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

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

Our sales to the ASAS joint venture, including service fees earned by us on providing support to the ASAS joint venture, were $4.2 million and $5.0 million during the three-month periods ended August 31, 2026 and 2025, respectively.

Investments in Aircraft Joint Ventures

Under the terms of servicing agreements with certain of our aircraft joint ventures, we provide administrative services and technical advisory services, including aircraft evaluations, oversight and logistical support of the maintenance process and records management. We also provide evaluation and inspection services prior to the purchase of an aircraft and remarketing services with respect to the divestiture of aircraft by the joint ventures. During the three-month periods ended August 31, 2026 and 2025, we received $0.6 million and $1.1 million, respectively, for such services.

Investment in xCelle Americas, LLC (“xCelle Americas JV”)

Our investments in joint ventures include a 49.9% ownership interest in a joint venture to provide component repair services including overhaul of nacelles on next generation aircraft. In March 2025, we provided a loan to xCelle Americas JV for $3.3 million with semi-annual principal payments over the five-year term of the loan. Interest is payable semi-annually at SOFR plus 2.7%.

Our sales to the xCelle Americas JV were $0.2 million and $0.1 million during the three-month periods ended August 31, 2026 and 2025, respectively.

Investment in xCelle Asia Limited (“xCelle Asia JV”)

In December 2025, we invested $7.1 million for a 49.9% interest in the xCelle Asia JV based in Thailand. The xCelle Asia JV operations include nacelle MRO services, including on-wing and on-site inspections and rotable support for next generation aircraft nacelles.

12. Accumulated Other Comprehensive Loss

Changes in our accumulated other comprehensive loss (“AOCL”) by component for the three-month periods ended August 31, 2026 and 2025 were as follows:

	Currency
	Translation	Pension
	Adjustments	Plans	Total
Balance at June 1, 2026	$(2.1)	$(1.8)	$(3.9)
Other comprehensive income	0.7	—	0.7
Balance at August 31, 2026	$(1.4)	$(1.8)	$(3.2)

Balance at June 1, 2025	$(2.4)	$(3.2)	$(5.6)
Other comprehensive income	0.4	—	0.4
Balance at August 31, 2025	$(2.0)	$(3.2)	$(5.2)

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

13. Sale of Landing Gear Overhaul Business

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

14. Business Segment Information

During the fourth quarter of fiscal 2026, we changed our operating segment structure to realign our former Integrated Solutions segment which resulted in the following changes:

●	Combined our government programs activities and our Mobility Systems business, previously reported as Expeditionary Services, into a new operating segment named Government Solutions;
●	Re-positioned our software platform to our Repair and Engineering segment, which was renamed Repair, Engineering, and Software; and
●	Legacy Commercial Programs, the remaining business unit within the Integrated Solutions segment, is now separately reported as its own operating segment.

Our operating segments are comprised of:

●	Parts Supply, primarily consisting of our sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components and distribution of new parts (“Distribution”);
●	Repair, Engineering, and Software primarily consists of MRO of airframes (“Airframe MRO”), MRO of other components (“Component MRO”), and our software platforms, including Trax, Aerostrat, Airvoyant, and Airinmar;
●	Government Solutions primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of War (“DoW”), the U.S. Department of State (“DoS”) and foreign governments and the engineering, design, integration, manufacture, and repair of pallets, shelters, and containers; and
●	Legacy Commercial Programs consists of asset-heavy flight hour-based component repair programs for commercial airlines and distribution of consumables and expendables inventory.

Our previously reported segment financial information has been recast to conform to our new segment structure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2026. Cost of sales consists principally of the cost of products, including material used in manufacturing operations, direct labor, and overhead.

Our Chief Operating Decision Maker (“CODM”) is our Chairman, President, and Chief Executive Officer and he evaluates performance on our operating segments using operating income as the primary profitability measure. Our operating segments are aligned principally around differences in products and services and are consistent with how our CODM allocates resources, assesses performance, and makes decisions.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

The Company has not aggregated operating segments for purposes of identifying reportable segments. In some cases, inter-segment sales are recorded at fair value, which results in intercompany profit on inter-segment sales that is eliminated in consolidation. Corporate selling, general, and administrative expenses include centralized functions such as legal, finance, treasury and human resources with a portion of the costs allocated to our operating segments.

Exit from Legacy Commercial Programs Operations

During the fourth quarter of fiscal 2026, we announced our intention to exit our Legacy Commercial Programs business and expect the wind-down of this segment will take approximately three to four years as the Legacy Commercial Programs’ existing customer contracts are terminated or exited and its rotable assets are sold. As the wind-down occurs, the fair value of the segment will progressively decrease which will ultimately result in the full impairment of the Legacy Commercial Programs goodwill of $16.4 million in a future period or periods.

Prior to fiscal 2027, our rotable assets which were previously supporting long-term commercial programs were depreciated on a straight-line basis over their estimated useful lives. As part of the wind-down, the rotable assets are now being actively sold and not primarily supporting long-term programs. Effective June 1, 2026, we no longer recognize depreciation expense as the fair value of the rotable asset pool is in excess of its carrying value. During the three-month period ended August 31, 2025, we recognized depreciation expense of $1.7 million associated with the rotable asset pool. Sales of rotable assets were $29.0 million and $6.5 million during the three-month periods ended August 31, 2026 and 2025, respectively.

Significant expenses for each segment are as follows:

	Three Months Ended August 31, 2026
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$414.8	$330.4	$30.8	$(1.7)	$55.3
Repair, Engineering, and Software	297.5	239.9	42.6	(1.0)	16.0
Government Solutions	138.8	110.5	9.2	—	19.1
Legacy Commercial Programs	66.9	61.6	2.4	—	2.9
	$918.0	$742.4	$85.0	$(2.7)	$93.3
Corporate and other					(21.2)
					72.1
Other expense, net					(0.5)
Interest expense					(16.6)
Interest income					0.4
Income before income taxes					$55.4

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended August 31, 2025
			Selling,	Other
		Cost of	General and	Segment	Operating
	Sales	Sales	Administrative	Items	Income
Parts Supply	$317.8	$256.5	$23.3	$(2.9)	$40.9
Repair, Engineering, and Software	226.4	177.3	28.5	0.6	20.0
Government Solutions	133.9	113.4	7.8	—	12.7
Legacy Commercial Programs	61.5	58.2	3.5	(0.6)	0.4
	$739.6	$605.4	$63.1	$(2.9)	$74.0
Corporate and other					(9.1)
					64.9
Gains (Losses) related to sale and exit of businesses, net					0.7
Other expense, net					(0.1)
Interest expense					(18.8)
Interest income					0.3
Income before income taxes					$47.0

Selected financial information for each segment is as follows:

	Three Months Ended August 31, 2026
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$414.8	$16.9	$431.7
Repair, Engineering, and Software	297.5	17.4	314.9
Government Solutions	138.8	1.8	140.6
Legacy Commercial Programs	66.9	2.6	69.5
	$918.0	$38.7	$956.7

	Three Months Ended August 31, 2025
	Third-Party	Inter-segment	Total
	Sales	Sales	Sales
Parts Supply	$317.8	$2.1	$319.9
Repair, Engineering, and Software	226.4	22.0	248.4
Government Solutions	133.9	0.4	134.3
Legacy Commercial Programs	61.5	0.9	62.4
	$739.6	$25.4	$765.0

Sales by type of product/service for each of our operating segments were as follows:

	Three Months Ended
	August 31,
	2026	2025
Government Solutions:
Government programs	$106.0	$111.7
Mobility Systems	32.8	22.2
	$138.8	$133.9

Legacy Commercial Programs:
Component repair programs	$63.1	$53.9
Distribution of C&E inventory	3.8	7.6
	$66.9	$61.5

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

For our Parts Supply and Repair, Engineering, and Software segments, each of those segments is comprised of similar products and services within the individual segment.

	Three Months Ended
	August 31,
	2026	2025
Capital expenditures:
Parts Supply	$0.4	$0.3
Repair, Engineering, and Software	8.9	5.8
Government Solutions	1.6	1.9
Corporate and discontinued operations	0.9	0.7
	$11.8	$8.7

	Three Months Ended
	August 31,
	2026	2025
Depreciation and amortization: [1]
Parts Supply	$8.3	$2.9
Repair, Engineering, and Software	10.1	8.1
Government Solutions	2.1	1.6
Legacy Commercial Programs	0.1	1.8
Corporate and discontinued operations	6.0	4.7
	$26.6	$19.1

1 Includes amortization of stock-based compensation.

	Three Months Ended
	August 31,
	2026	2025
Earnings from joint ventures:
Parts Supply	$1.8	$2.9
Repair, Engineering, and Software	1.0	0.1
	$2.8	$3.0

	August 31,	May 31,
	2026	2026
Total assets:
Parts Supply	$1,169.3	$1,099.9
Repair, Engineering, and Software	1,586.8	1,598.2
Government Solutions	309.5	282.8
Legacy Commercial Programs	240.1	250.2
Corporate and discontinued operations	121.2	124.8
	$3,426.9	$3,355.9

	August 31,	May 31,
	2026	2026
Investments in joint ventures:
Parts Supply	$17.6	$15.8
Repair, Engineering, and Software	33.9	33.2
	$51.5	$49.0

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

15. Legal Proceedings

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

Ultimately, on October 11, 2024, the Russian Court of Cassation issued a ruling that effectively affirmed (i) the $1.8 million judgment against the Company relating to one of the four engines, and (ii) the dismissal of the Receiver’s clawback claims relating to the remaining three engines. On February 10, 2025, the Russian Supreme Court denied both the Company’s request and the Receiver’s request for review of the October 11, 2024 ruling. The $1.8 million judgment against the Company is final and not subject to further review in the Russian courts. The Receiver’s claims against the Company in the VIM-AVIA bankruptcy litigation have therefore been concluded and the $11.2 million liability was reversed in the third quarter of fiscal 2025.

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

In June 2026, the Receiver sold the $1.8 million judgment and related interest to two Russian nationals. As such, the purchasers, rather than the Receiver, may attempt to enforce the judgment against the Company. Although there can be no assurances, the Company also believes it would have strong defenses to any attempt that may be made to recognize and enforce the judgment outside of Russia. The Company’s ability to satisfy the judgment, in whole or in part, may be restricted by the Company’s obligation to comply with U.S. trade restrictions. As of August 31, 2026, our Condensed Consolidated Balance Sheet included a liability for the matter, including accrued interest, of $2.1 million classified as long-term in Other liabilities.

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

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

In the fourth quarter of fiscal 2026, we were awarded $1.5 million for reimbursement of a portion of our legal fees incurred in connection with the Buyer’s bankruptcy proceedings. We expect the Bankruptcy Court to release the funds to us in fiscal 2027.

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

AAR CORP. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 31, 2026

(Unaudited)

(Dollars in millions, except per share amounts)

16. Subsequent Event

Pending Acquisition of MRO Holdings

On September 28, 2026, we entered into a definitive agreement to acquire a 65% interest in MRO Holdings which is a leading global provider of aircraft MRO services. Under the terms of the agreement and subject to closing conditions, we will acquire MRO Holdings for approximately $3.0 billion including the repayment of $1.3 billion of MRO Holdings’ existing borrowings as part of the transaction.

We expect to fund the acquisition, including related expenses, through approximately $2.1 billion of new debt, approximately $780 million of our equity issued to existing MRO Holdings shareholders, and approximately $230 million of proceeds from a private investment in public equity (PIPE) offering. We have also secured a debt financing commitment to backstop the contemplated new financings. The acquisition is expected to close in the third quarter of fiscal 2027, subject to customary closing conditions, including regulatory approvals.

We will have the option to acquire the remaining 35% ownership interest of MRO Holdings with 5% exercisable at any time within six years of the closing of the acquisition and the remaining 30% exercisable in three equal tranches of 10% on the second, third, and fourth anniversaries of the closing of the initial acquisition. We will control the MRO Holdings’ Board of Managers and expect to consolidate its financial results. Transaction costs associated with the transaction of $7.3 million were expensed as incurred during the first quarter of fiscal 2027.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General Overview and Outlook

During the fourth quarter of fiscal 2026, we changed our operating segment structure to realign our former Integrated Solutions segment which resulted in the following changes:

●	Combined our government programs activities and our Mobility Systems business, previously reported as Expeditionary Services, into a new operating segment named Government Solutions;
●	Re-positioned our software platform to our Repair and Engineering segment, which was renamed Repair, Engineering, and Software; and
●	Legacy Commercial Programs, the remaining business unit within the Integrated Solutions segment, is now separately reported as its own operating segment.

We report our activities in four business segments:

●	Parts Supply, primarily consisting of our sales of used serviceable material (“USM”), including aircraft, engine and airframe parts and components and distribution of new parts (“Distribution”);
●	Repair, Engineering, and Software primarily consists of MRO of airframes (“Airframe MRO”), MRO of other components (“Component MRO”), and our software platforms, including Trax, Aerostrat, Airvoyant, and Airinmar;
●	Government Solutions primarily consists of our fleet management and operations of customer-owned aircraft, customized performance-based supply chain logistics programs in support of the U.S. Department of War (“DoW”), the U.S. Department of State (“DoS”) and foreign governments and the engineering, design, integration, manufacture, and repair of pallets, shelters, and containers; and
●	Legacy Commercial Programs consists of asset-heavy flight hour-based component repair programs for commercial airlines and distribution of consumables and expendables inventory.

Our previously reported segment financial information has been recast to conform to our new segment structure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Our Chief Operating Decision Maker (“CODM”) is our Chairman, President, and Chief Executive Officer and he evaluates performance on our operating segments using operating income as the primary profitability measure. Our operating segments are aligned principally around differences in products and services and are consistent with how our CODM allocates resources, assesses performance, and makes decisions.

During the fourth quarter of fiscal 2026, we announced our intention to exit our Legacy Commercial Programs business as it requires significant asset pools and no longer meets our capital return thresholds. We anticipate that the wind-down of this segment will take approximately three to four years as the Legacy Commercial Programs’ existing customer contracts are terminated or exited and its rotable assets are sold.

In fiscal 2026, we completed one acquisition in our Parts Supply segment and three acquisitions in our Repair, Engineering, and Software segment to further expand our products and services portfolio and our global footprint:

●	In September 2025, we acquired American Distributors Holding Co., LLC (“ADI”) for $137.1 million. ADI is a leading distributor of electronic components and assemblies to original equipment manufacturers (“OEMs”) across the aerospace and defense industry,
●	In November 2025, we acquired HAECO Americas for $78.0 million. HAECO Americas is a provider of heavy aircraft MRO and modification services across its hangars located in Greensboro, North Carolina and Lake City, Florida.
●	In April 2026, we acquired Aircraft Reconfig Technologies (“ART”) for $36.3 million. ART is a leading aircraft interiors engineering company which adds Federal Aviation Administration (“FAA”) Organization Designation Authorization to our engineering services capabilities. This enables us to issue supplemental type certificates and Parts Manufacturer Approval (“PMA”) without reliance on third parties.
●	In August 2025, we acquired Aerostrat Corp. (“Aerostrat”) for $19.0 million, including estimated contingent consideration of $4.0 million. Aerostrat is a leading long-range maintenance planning software provider used by airlines, MRO facilities, and cargo companies to automate complex scheduling, ensure production capacity, and simplify aircraft allocation.

Pending Acquisition of MRO Holdings

On September 28, 2026, we entered into a definitive agreement to acquire a 65% interest in MRO Holdings which is a leading global provider of aircraft MRO services. Under the terms of the agreement and subject to closing conditions, we will acquire MRO Holdings for approximately $3.0 billion including the repayment of $1.3 billion of MRO Holdings’ existing borrowings as part of the transaction.

We expect to fund the acquisition, including related expenses, through approximately $2.1 billion of new debt, approximately $780 million of our equity issued to existing MRO Holdings shareholders, and approximately $230 million of proceeds from a private investment in public equity (PIPE) offering. We have also secured a debt financing commitment to backstop the contemplated new financings. The acquisition is expected to close in the third quarter of fiscal 2027, subject to customary closing conditions, including regulatory approvals.

We will have the option to acquire the remaining 35% ownership interest of MRO Holdings with 5% exercisable at any time within six years of the closing of the acquisition and the remaining 30% exercisable in three equal tranches of 10% on the second, third, and fourth anniversaries of the closing of the initial acquisition. We will control the MRO Holdings’ Board of Managers and expect to consolidate its financial results. Transaction costs associated with the transaction of $7.3 million were expensed as incurred during the first quarter of fiscal 2027.

Parts Supply

Our Parts Supply segment primarily consists of aftermarket distribution of new, OEM supplied replacement parts and sales and leasing of USM. We have established formal, exclusive distribution relationships with OEM suppliers of aircraft components, which are utilized by aircraft operators and aircraft repair and maintenance operations. We are a leading independent distributor of factory new aircraft parts for the aftermarket. We also distribute components and assemblies to OEMs through our recent ADI acquisition.

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

Our software solutions primarily consist of comprehensive, cloud-based, mobile, and AI-enabled aviation aftermarket software, which provide greater value across all aspects of airline and MRO technical operations. Trax is a cloud-based system of record for aircraft maintenance which is enhanced by mobile apps for real-time work execution. Aerostrat is an advanced platform for long-range heavy maintenance planning used by global airlines to automate complex scheduling to ensure heavy maintenance capacity and minimal aircraft out-of-service time. Airvoyant is an artificial intelligence (“AI”) platform that automates the procurement workflow from requisition to invoice (end-to-end) through intelligent sourcing decisions using data science and agentic AI. Airinmar provides warranty claim management in support of our airline customers’ maintenance activities.

To meet growing customer demand, we recently expanded our Airframe MRO Oklahoma City operations with the construction of a new 80,000 square foot facility with three bays and warehouse space adjacent to our existing hangar. This facility inducted its first aircraft in early calendar 2026. We are also expanding our Miami airframe maintenance operations with a 114,000 square foot facility with three bays adjacent to our existing hangar. The new Miami facility is expected to be operational before the end of calendar 2026.

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

Discussion of Results of Operations

	Three Months Ended August 31,
	2026	2025	% Change
Sales:
Commercial	$670.8	$523.3	28.2%
Government and defense	247.2	216.3	14.3%
	$918.0	$739.6	24.1%

Gross Profit:
Commercial	$123.3	$89.5	37.8%
Government and defense	53.0	44.2	19.9%
	$176.3	$133.7	31.9%

Gross Profit Margin:
Commercial	18.4%	17.1%
Government and defense	21.4%	20.4%
Consolidated	19.2%	18.1%

Consolidated sales for the first quarter of fiscal 2027 increased $178.4 million, or 24.1%, over the prior year quarter primarily due to an increase in sales to commercial customers. Consolidated sales to commercial customers increased $147.5 million, or 28.2%, over the prior year quarter primarily due to strong demand and volume growth in our new parts Distribution activities, including from our recent ADI acquisition, which contributed sales of $35.3 million. In addition, our recent HAECO Americas acquisition contributed sales of $46.6 million. Our consolidated sales to government customers increased $30.9 million, or 14.3%, primarily due to volume growth in our Parts Supply segment from new parts Distribution activities, including from our recent ADI acquisition, which contributed sales of $8.4 million.

Consolidated cost of sales increased $135.8 million, or 22.4%, over the prior year quarter, which was largely in line with the consolidated sales increase of 24.1% discussed above.

Consolidated gross profit for the first quarter of fiscal 2027 increased $42.6 million, or 31.9%, over the prior year quarter. Gross profit on sales to commercial customers increased $33.8 million, or 37.8%, over the prior year quarter with the gross profit margin increased to 18.4% from 17.1%. These increases are primarily due to the mix of products sold and volume growth in our Parts Supply segment, including from our recent ADI acquisition.

Gross profit on sales to government customers increased $8.8 million, or 19.9%, with the gross profit margin increased to 21.4% from 20.4% in the prior year quarter. These increases across government customers are primarily attributable to strong demand and growth in our Government Solutions segment.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $35.2 million, or 49.0%, over the prior year quarter and selling, general, and administrative expenses as a percent of sales increased to 11.7% from 9.7%. These increases were primarily due to incremental expenses of $22.0 million related to recent acquisition activity.

Interest Expense

Interest expense decreased $2.2 million in the first quarter of fiscal 2027 compared to the prior year quarter reflecting the impact of both lower interest rates and lower average borrowings. Our average borrowing rate on our Amended Revolving Credit Facility was 5.34% in the first quarter of fiscal 2027 compared to 6.14% in the prior year quarter.

Income Taxes

Our effective income tax rate for continuing operations was 27.6% in the first quarter of fiscal 2027 compared to 26.8% in the prior year quarter. The increase in the effective tax rate was primarily attributable to higher non-deductible expenses in fiscal 2027.

Operating Segment Results of Operations

Three-Month Periods Ended August 31, 2026 and 2025

Parts Supply Segment

	Three Months Ended August 31,
	2026	2025	% Change
Third-party sales	$414.8	$317.8	30.5%
Operating income	55.3	40.9	35.2%
Operating margin	13.3%	12.9%

Sales in the Parts Supply segment increased $97.0 million, or 30.5%, over the prior year quarter primarily due to a $42.6 million increase in sales in our new parts Distribution activities from increased demand and growth from new and expanded distribution agreements. In addition, the ADI acquisition contributed sales of $43.7 million during the first quarter of fiscal 2027. Whole asset sales in our USM activities increased $3.9 million in the first quarter of fiscal 2027 over the prior year quarter. Sales in the Parts Supply segment during the first quarter of fiscal 2027 also included sales of $4.7 million related to the wind-down of the Legacy Commercial Programs rotable asset pool.

Operating income in the Parts Supply segment increased $14.4 million, or 35.2%, over the prior year quarter, and operating margin increased to 13.3% from 12.9%. These increases were primarily due to improved profitability across the mix of products sold in our USM activities.

Repair, Engineering, and Software Segment

	Three Months Ended August 31,
	2026	2025	% Change
Third-party sales	$297.5	$226.4	31.4%
Operating income	16.0	20.0	(20.0)%
Operating margin	5.4%	8.8%

Sales in the Repair, Engineering, and Software segment increased $71.1 million, or 31.4%, over the prior year quarter primarily due to growth within our Airframe MRO services of $54.3 million. The HAECO Americas acquisition contributed sales of $46.6 million during the quarter. In addition, the ART acquisition contributed sales of $7.8 million during the quarter.

Operating income in the Repair, Engineering, and Software segment decreased $4.0 million, or 20.0%, from the prior year quarter and the operating margin decreased to 5.4% from 8.8%. These decreases were primarily due to lower profitability in our Airframe MRO activities and the recognition of compensation expense of $4.9 million related to the Trax contingent consideration.

Government Solutions Segment

	Three Months Ended August 31,
	2026	2025	% Change
Third-party sales	$138.8	$133.9	3.7%
Operating income	19.1	12.7	50.4%
Operating margin	13.8%	9.5%

Sales in the Government Solutions segment increased $4.9 million, or 3.7%, over the prior year quarter primarily due to higher volumes across the Mobility Systems’ pallet product line.

Operating income in the Government Solutions segment increased $6.4 million, or 50.4%, over the prior year quarter and the operating margin increased to 13.8% from 9.5%. These increases were primarily attributable to higher volumes within our Mobility Systems activities.

Legacy Commercial Programs Segment

	Three Months Ended August 31,
	2026	2025	% Change
Third-party sales	$66.9	$61.5	8.8%
Operating income (loss)	2.9	0.4	625.0%
Operating margin	4.3%	0.7%

Sales in the Legacy Commercial Programs segment increased $5.4 million, or 8.8%, from the prior year quarter primarily due to increased parts sales as we wind-down the Legacy Commercial Programs operations. Sales of rotable parts were $24.3 million in the current quarter compared to $6.5 million in the prior year quarter.

Operating income in the Legacy Commercial Programs segment increased $2.5 million, or 625.0%, over the prior year quarter with the operating margin increasing to 4.3% from 0.7%. These increases were primarily due to the increased volume of rotable parts sales partially offset by unfavorable cumulative catch-up adjustments of $3.4 million related to our long-term, flight hour programs where we provide component inventory management and repair services.

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

At August 31, 2026, our liquidity and capital resources included working capital of $1,189.1 million inclusive of cash of $104.5 million. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity discussed below, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.

Borrowings

On March 1, 2024, we entered into an amendment (the “Revolver Amendment”) to our Credit Agreement, which governs the Company’s existing revolving credit facility (the revolving credit facility as amended by the Revolver Amendment, the “Amended Revolving Credit Facility”). Among other things, the Revolver Amendment (i) increased the aggregate commitments under the Amended Revolving Credit Facility to $825.0 million from $620.0 million under the Revolving Credit Facility, (ii) increased the maximum leverage ratio permitted under the financial covenants applicable to the Amended Revolving Credit Facility and (iii) included an additional pricing level that increases the interest rate margins on the Amended Revolving Credit Facility to 250 basis points (in the case of loans based on the secured overnight financing rate (“SOFR”)) and 150 basis points (in the case of Base Rate loans) if our adjusted total debt to EBITDA ratio exceeds 3.75:1.00.

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

At August 31, 2026, borrowings outstanding under the Amended Revolving Credit Facility were $185.0 million and there were approximately $7.7 million of outstanding letters of credit, which reduced the availability under this facility to $632.3 million. There are no other terms or covenants limiting the availability of the Amended Revolving Credit Facility. As of August 31, 2026, we also had other financing arrangements that did not limit availability on our Amended Revolving Credit Facility, including foreign lines of credit of $9.9 million.

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

On August 14, 2025, we issued an additional $150.0 million aggregate principal amount of our Notes (the “Additional Notes”) at an original issuance premium 102% of their principal amount, or $3.0 million. Other than with respect to the date of issuance and the offering price, the Additional Notes have the same terms as the Notes.

Our financing arrangements require us to comply with leverage and interest coverage ratios and comply with certain affirmative and negative covenants, including those relating to financial reporting and notification, compliance with applicable laws, and limitations on additional liens, indebtedness, acquisitions, investments and disposition of assets. Our financing arrangements also generally require our significant domestic subsidiaries to provide a guarantee of payment. At August 31, 2026, we were in compliance with the financial and other covenants under each of our financing arrangements.

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

We have no retained interests in the sold receivables, other than limited recourse obligations in certain circumstances, and only perform collection and administrative functions for the Purchaser. We account for these receivable transfers as sales under Accounting Standards Codification 860, Transfers and Servicing, and de-recognize the sold receivables from our Condensed Consolidated Balance Sheet. At August 31, 2026, we have utilized $22.1 million which reduced the availability under the Purchase Agreement to $127.9 million.

Stock Repurchase Program

On December 16, 2021, our Board of Directors authorized a renewal of our stock repurchase program, under which we may repurchase up to $150 million of our common stock with no expiration date. No repurchases were made during the three-month period ended August 31, 2026. Since inception of the renewal authorization, we have repurchased 2.4 million shares for an aggregate purchase price of $107.5 million. The timing and amount of repurchases are subject to prevailing market conditions and other considerations, including our liquidity and acquisition and other investment opportunities.

Cash Flows from Operating Activities

Net cash provided by operating activities was $55.8 million in the first quarter of fiscal 2027 compared to a use of cash of $44.9 million in the prior year quarter. The increase in cash provided by operating activities over the prior year of $100.7 million was primarily attributable to working capital changes, including increased inventory investments in both new parts and used serviceable material in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $25.6 million during the first quarter of fiscal 2027 compared to $23.8 million in the prior year quarter. The increase in cash used in investing activities over the prior year of $1.8 million was primarily related to a loan provided to a third-party for USM engine investments partially offset by lower acquisition-related payments.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.9 million during the first quarter of fiscal 2027 compared to cash provided of $51.1 million in the prior year quarter. The increase in cash used in financing activities over the prior year of $76.0 million was primarily related to the $150.0 million debt offering in the prior year quarter.

Critical Accounting Policies and Significant Estimates

We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2026 for a discussion of our critical accounting policies. There have been no significant changes to the application of our critical accounting policies during the first quarter of fiscal 2027.

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

These forward-looking statements are based on beliefs of our management, as well as assumptions and estimates based on information available to us as of the dates such assumptions and estimates are made, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including: (i) factors that adversely affect the commercial aviation industry; (ii) adverse events and negative publicity in the aviation industry; (iii) a reduction in sales to the U.S. government and its contractors; (iv) cost overruns and losses on fixed-price contracts; (v) nonperformance by subcontractors or suppliers; (vi) our ability to manage our operational footprint; (vii) a reduction in outsourcing of maintenance and repair activity by airlines; (viii) a shortage of skilled personnel or work stoppages; (ix) competition from other companies; (x) financial, operational and legal risks arising as a result of operating internationally; (xi) failure to complete, integrate, and realize the anticipated benefits of acquisitions, including execution of related operational and financial plans; (xii) circumstances associated with divestitures; (xiii) inability to recover costs due to fluctuations in market values for aviation products and equipment; (xiv) cyber or other security threats or disruptions; (xv) a need to make significant capital expenditures to keep pace with technological developments in our industry; (xvi) restrictions on use of intellectual property and tooling important to our business; (xvii) inability to protect the value of our intellectual property; (xviii) our ability to manage our debt and fund our other liquidity needs; (xix) limitations on our ability to access the debt and equity capital markets or to draw down funds under loan agreements; (xx) non-compliance with restrictive and financial covenants contained in our debt and loan agreements; (xxi) changes in or non-compliance with laws and regulations related to federal contractors, the aviation industry, international operations, safety, and environmental matters, and the costs of complying with such laws and regulations; and (xxii) exposure to product liability and property claims that may be in excess of our liability insurance coverage. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk includes fluctuating interest rates under our credit agreements, changes in foreign exchange rates, and credit losses on accounts receivable. See Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10- K for the year ended May 31, 2026 for a discussion of accounts receivable exposure.

Foreign Currency Risk. Revenues and expenses of our foreign operations are translated at average exchange rates during the period, and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. A hypothetical 10 percent devaluation of the U.S. dollar against foreign currencies would not have had a material impact on our financial position or continuing operations for the quarter ended August 31, 2026.

Interest Rate Risk. Refer to the section Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended May 31, 2026. There were no significant changes during the quarter ended August 31, 2026.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2026 to provide reasonable assurance that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported in a timely manner.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information in Note 15 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 15 to our Condensed Consolidated Financial Statements for the quarter ended August 31, 2026 contained in this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 with the exception of the addition of the following risk factors:

The acquisition of MRO Holdings may not be completed on a timely basis, or at all, and the failure to complete the acquisition could adversely affect our business, operating results and financial condition.

We have entered into a definitive agreement with respect to the acquisition of a 65% controlling interest in MRO Holdings (the “Acquisition”). We can provide no assurance that the Acquisition will be consummated on a timely basis or at all. Pursuant to the stock purchase agreement that we entered into relating to the Acquisition (the “Purchase Agreement”), the Acquisition is subject to a number of closing conditions. Many of the closing conditions will not be within our control, and we cannot predict when or if these conditions will be satisfied. There can be no assurance as to when, or if, the conditions to closing of the Acquisition will be satisfied or waived or that other events will not intervene to delay the Acquisition or result in the termination of the Purchase Agreement. Any delay in completing the Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within our expected timeframe. Similarly, delays in the completion of the Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Acquisition.

If the Acquisition is not completed, our ongoing business, financial condition, financial results and stock price may be adversely affected, and we will be subject to the following risks: (i) depending on the reasons for the failure to complete the Acquisition, we could be liable for monetary or other damages in connection with the termination or breach of the Purchase Agreement; (ii) we have dedicated, and will continue to dedicate, significant time and resources, financial and otherwise, in planning for the Acquisition and the associated integration, the benefit of which we would lose if the Acquisition is not completed and which could otherwise have been devoted to other opportunities that may have been beneficial to us; (iii) while the Purchase Agreement is in force, we will be required to conduct our business, and cause our subsidiaries to conduct their businesses, in the ordinary course in all material respects, and will be restricted from amending our organizational documents in a manner that would adversely affect the Acquisition; (iv) these requirements and restrictions may adversely affect our ability to execute certain of our business strategies; (v) we may experience negative reactions from the financial markets or from suppliers, customers, regulators and employees, and may not be able to retain key management personnel and other key employees; and (vi) we may be subject to litigation related to any failure to complete the Acquisition or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Purchase Agreement.

Furthermore, we are subject to the following risks in connection with this pending Acquisition:

●	We currently have a significant amount of debt and expect to incur additional debt in connection with the Acquisition, which could adversely affect our financial condition and our ability to react to changes in our business;
●	The financing commitments we have obtained in connection with the Acquisition are subject to customary conditions and if such financing is not available, we may remain obligated to complete the Acquisition;
●	We will incur substantial transaction fees and costs in connection with the Acquisition;
●	We do not currently control MRO Holdings and will not control its business or assets until the consummation of the Acquisition;
●	While the Acquisition is pending, we and MRO Holdings will be subject to business uncertainties that could adversely affect our respective businesses;
●	Uncertainties associated with the Acquisition may cause a loss of key employees, and we may be unable to attract and retain key personnel during the pendency of the Acquisition and thereafter;
●	The assumption of unknown liabilities in the Acquisition may harm our financial condition and results of operations;

●	We may not be able to enforce claims with respect to the representations and warranties that the sellers have provided under the Purchase Agreement and recovery under our representations and warranties insurance policy may be limited or unavailable in certain circumstances; and
●	Legal proceedings related to the Acquisition could result in substantial costs, an injunction preventing the completion of the Acquisition and/or a judgment resulting in the payment of damages.

We may not realize the anticipated benefits of the Acquisition, and we may face difficulties integrating MRO Holdings’ operations, which could have a material adverse effect on our business, operating results and financial condition.

Even if the Acquisition is completed, we may not realize the anticipated benefits of the Acquisition, including any synergies, cost savings, financial or business growth opportunities. The benefits of the Acquisition may not be achieved within the anticipated timeframe, or at all. Further, we may not be able to successfully execute our integration plans for MRO Holdings and may face diversion of management attention from our existing business, unanticipated costs and risks associated with integrating MRO Holdings’ operations, and challenges in combining our business with MRO Holdings’ operations. Failing to realize the anticipated benefits of the Acquisition and difficulties integrating MRO Holdings could have a material adverse effect on our business, operating results and financial condition.

Item 5 – Other Information

During the three months ended August 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6 – Exhibits

The exhibits to this report are listed on the following index:

Exhibit No.	Description		Exhibits

10.	Material Contracts	10.1*	Form of AAR CORP. Fiscal 2027 Short-Term Incentive Plan (filed herewith).

		10.2*	Form of AAR CORP. Fiscal 2027 Restricted Stock Agreement for Ratable Vesting (filed herewith).

		10.3*	Form of AAR CORP. Fiscal 2027 Restricted Stock Agreement for Cliff Vesting (filed herewith).

		10.4*	Form of AAR CORP. Fiscal 2027 Performance Restricted Stock Agreement (filed herewith).

		10.5*	Form of Fiscal 2027 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026).

		10.6*	Form of AAR CORP. Fiscal 2027 Special Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2026).

31.	Rule 13a-14(a)/15(d)-14(a) Certifications	31.1	Section 302 Certification of Chief Executive Officer of Registrant (filed herewith).

		31.2	Section 302 Certification of Chief Financial Officer of Registrant (filed herewith).

32.	Section 1350 Certifications	32.1	Section 906 Certification of Chief Executive Officer of Registrant (filed herewith).

		32.2	Section 906 Certification of Chief Financial Officer of Registrant (filed herewith).

101.	Interactive Data File	101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2026 and May 31, 2026, (ii) Condensed Consolidated Statements of Income for the three-months ended August 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended August 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended August 31, 2026 and 2025, (v) Condensed Consolidated Statement of Changes in Equity for the three-months ended August 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.**

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

AAR CORP.
(Registrant)

Date:	September 29, 2026	/s/ DYLAN Z. WOLIN
Dylan Z. Wolin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)